Form 10QSB
period 1997-03-31
INTERNATIONAL COMPUTEX INC
filed 1997-06-12
CIK 1030681

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _____________


Commission File Number 1-12909


                         INTERNATIONAL COMPUTEX, INC.
       (Exact name of small business issuer as specified in its charter)


        GEORGIA                                          58-1938206
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                   5500 INTERSTATE NORTH PARKWAY, SUITE 507
                               ATLANTA, GA 30328
                   (Address of principal executive offices)

                                (770) 953-1464
               (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [   ]       No   [ x ]


As of June 10, 1997, there were 3,250,000 shares of common stock, $0.001 par value, outstanding.


Transitional Small Business Disclosure Format
(Check one):
Yes  [   ]   No [ x ]

                         INTERNATIONAL COMPUTEX, INC.

                                     INDEX



PART I.   Financial Information

    Item 1.  Financial Statements

              Balance Sheets
              December 31, 1996 and March 31, 1997

              Statements of Income
              Three Months Ended March 31, 1996 and March 31, 1997

              Statements of Cash Flows
              Three Months Ended March 31, 1996 and March 31, 1997

              Notes to Financial Statements

    Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

PART II.  Other Information

    Item 1.   Legal Proceedings

    Item 2.   Changes in Securities

    Item 3.   Defaults Upon Senior Securities

    Item 4.   Submission of Matters to a Vote of Security Holders

    Item 5.   Other Information

    Item 6.   Exhibits and Reports on Form 8-K

    Signatures

                        PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                         INTERNATIONAL COMPUTEX, INC.
                                BALANCE SHEETS

                               December 31     March 31
                                  1996          1997
                               -----------   ----------
ASSETS

Current assets
  Cash                         $  119,750   $1,182,003
  Accounts receivable, net      1,020,319    1,459,066
  Prepaid expenses                 13,738       20,707
                               ----------   ----------
  Total current assets          1,153,807    2,661,776

Property and equipment, net       168,178      268,118

Other assets                      299,026      646,913
                               ----------   ----------
                               $1,621,011   $3,576,807
                               ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable              $   45,260   $   65,103
 Accrued expenses                               80,522
 Current portion of
  long-term debt                    4,189        4,100
                               ----------   ----------
 Total current liabilities         49,449      149,725
                               ----------   ----------

Long-term liabilities
  Senior debentures                          1,115,000
  Long-term debt, net of
   current portion                 18,935       18,009
                               ----------   ----------
  Total long-term liabilities      18,935    1,133,009
                               ----------   ----------
 Total liabilities                 68,384    1,282,734
                               ----------   ----------

Stockholders' equity
 Common stock, $.001 par value,
   20,000,000 shares authorized;
   2,125,000 shares issued and
   outstanding                      2,125        2,125
 Retained earnings              1,550,502    2,291,948
                               ----------   ----------
 Total stockholders' equity     1,552,627    2,294,073
                               ----------   ----------
                               $1,621,011   $3,576,807
                               ==========   ==========

See accompanying notes to financial statements.

                         INTERNATIONAL COMPUTEX, INC.
                             STATEMENTS OF INCOME

                                         Three Months ended March 31,
                                             1996             1997

Revenues                                 $  811,328        $1,358,319
                                         ----------        ----------

Expenses
 Operating                                  510,694           536,880
 Non-cash charge for compensation                             442,382
 General and administrative                  58,727            69,789
                                         ----------        ----------
                                            569,421         1,049,051
                                         ----------        ----------
    Income from operations                  241,907           309,268

Other income/(expense)                            0           (32,374)
                                         ----------        ----------
    Net income - historical                 241,907           276,894

Pro forma provision for income
 taxes [Note 2]                              91,199           104,389
                                         ----------        ----------
Pro forma net income                     $  150,708        $  172,505
                                         ----------        ----------

Pro forma earnings per share             $     0.06        $     0.07
                                         ----------        ----------

Weighted average shares
  outstanding                             2,357,836         2,357,836
                                         ==========        ==========

See accompanying notes to financial statements.

                         INTERNATIONAL COMPUTEX, INC.
                            STATEMENTS OF CASH FLOW

                                              Three months ended March 31,
                                                 1996              1997

Cash flows from operating activities
    Net Income                               $  241,907        $  276,894
                                             ----------        ----------

Adjustments to reconcile net income to net
  cash provided by operating activities
     Depreciation and amortization                5,880            25,200
     Non-cash charge: options                                     442,382
     Non-cash charge: warrants                                     22,170
     Provision for bad debt                      23,826
     Changes in assets and liabilities
       Decrease [Increase] in accounts
         receivable                             128,531          (438,748)
       Decrease [Increase] in prepaid
         expenses                                                  (6,969)
       Decrease [Increase] in miscellaneous
         assets                                                    (6,229)
       Increase [Decrease] in accounts
         payable                                (11,964)          100,364
                                             ----------        ----------
           Total adjustments                    146,273           138,170
                                             ----------        ----------

              Net cash provided by
                operating activities            388,180           415,064
                                             ----------        ----------
Cash flows from investing activities
    Acquisition of property and equipment                        (115,240)
    Software development costs capitalized                       (129,380)
                                             ----------        ----------
              Net cash used by investing
                activities                            0          (244,620)
                                             ----------        ----------
Cash flows from financing activities
    Principal payments on long-term debt                           (1,014)
    Deferred offering costs                                      (222,177)
    Senior secured debentures                                   1,115,000
                                             ----------        ----------
              Net cash provided by
                financing activities                  0           891,809
                                             ----------        ----------

                 Net increase [decrease]
                   in cash                      388,180         1,062,253
Cash, Beginning of period                        80,969           119,750
                                             ----------        ----------
                 Cash, end of period         $  469,149        $1,182,003
                                             ----------        ----------


See accompanying notes to financial statements.

                         INTERNATIONAL COMPUTEX, INC.
                         NOTES TO FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by International CompuTex, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form SB-2 (File No. 333-21647), as amended (the "Registration Statement"). The financial information included herein is unaudited; however, the information reflects all adjustments that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


2. INCOME TAXES

The Company had elected to be treated as an S Corporation pursuant to the Internal Revenue Code for federal and state income tax purposes. The income of an S Corporation is taxable to the individual stockholders. Such income is distributable to the stockholders without any further tax consequences. The stockholders revoked the S Corporation status on April 30, 1997, immediately prior to the closing of the Company's initial public offering (see Note 4, Termination of S Corporation Status), and the Company will be taxable as a C Corporation from that date forward. A pro forma provision for income taxes has been presented which represents income taxes which would have been provided had the Company operated as a C Corporation.


3. SENIOR  DEBENTURES

In January 1997, the Company received proceeds from the sale of Senior Debentures in the amount of $1,115,000. Interest accrued at 6% per annum, payable semi-annually, and the principal amount was due in January 2000. The Company was required to prepay the Senior Debentures in whole, without penalty, if the Company received at least $5,000,000 gross proceeds from a public offering or private placement of its common stock. Purchasers of the Senior Debentures received Warrants from the stockholders of the Company to purchase 117,368 shares of common stock held by these stockholders at 60% of the public offering price. As a result of the Company's initial public offering (see Note 5, Subsequent Events), the Company prepaid the Senior Debentures principal with accrued interest of $19,795 in whole on May 5, 1997, and the stockholders issued 117,368 Warrants at an exercise price of $5.70 per share, or 60% of the Initial Public Offering price of $9.50 per share.


4. TERMINATION OF S CORPORATION STATUS

On April 30, 1997, the Company's shareholders, in accordance with the Company's S Corporation Termination, Tax Allocation and Indemnification Agreement (the "Agreement") dated March 24, 1997, elected to terminate the Company's status as a S corporation, and the Company became subject to federal and state income taxes. In accordance with the Agreement, $2,418,765 was distributed to the S Corporation stockholders in May 1997 by an assignment of accounts receivable and cash equaling the Company's Accumulated Adjusted Account as of April 30, 1997.


5. SUBSEQUENT EVENTS

The Company completed its initial public offering of 1,125,000 shares of Common Stock at $9.50 per share on May 5, 1997. Net proceeds to the Company amounted to approximately $9,100,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited financial statements and the related disclosures included elsewhere herein and Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company's Registration Statement on Form SB-2 (Registration No. 333-21647) (the "Registration Statement"), as declared effective by the Securities and Exchange Commission on April 29, 1997.

The discussion in this Report contains forward looking statements which are subject to substantial risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factors" section in the Registration Statement.


OVERVIEW

International CompuTex, Inc. ("ICI" or the "Company") is a software technology company that develops, markets and supports enterprise-wide client/server solutions. The Company provides consulting and implementation services for the engineering and manufacturing industries in the area of information classification and management ("ICAM"). ICAM is a software technology that serves a dual function. The first function is the ability to read and classify information based on attributes with which end-users are familiar. The second function allows for the maintenance and retrieval of this information. From the time of its incorporation in 1991 through mid-1996, all Company revenues resulted from computer software-related services with a primary focus in the area of Product Data Management ("PDM") software applications. Among other applications, ICAM is one of the major components of a PDM solution. PDM is a system of software applications, used principally by manufacturing and design companies, which allow management and control of product-related data from development and design stages through the manufacturing and post-production marketing phases of a product. Throughout its history, ICI has provided a wide variety of services to IBM, including product development and, on a subcontract basis, customer installation, implementation and customization services relating to IBM's PDM product, ProductManager.

ICI currently derives the great majority of its revenues from consulting and implementation services rendered directly to IBM or as a subcontractor to IBM customers. The Company has recently brought to market ItemQuest, a proprietary object-oriented classification and search tool that allows users to search, select and re-use product data design and manufacturing information based on engineering and manufacturing attributes. ItemQuest, which has the flexibility to be integrated into existing software or to operate as a stand-alone system, enables manufacturers to reduce product development costs and shorten time to market, factors which increase their competitiveness. Management believes that the basis for the Company's next stage of growth will be the development, delivery, support and evolution of ItemQuest. While the Company is experienced in software development as part of custom development contracts, it has no previous experience in the distribution and maintenance of its own product. To be successful with ItemQuest, Management believes that the Company must invest in and develop a strategy for distribution, customer service, maintenance, pricing, marketing and sales. Functions including training and defect support must be developed, staffed and maintained.

ICI began development work on ItemQuest in April 1995. In the last quarter of 1996, the Company began generating ItemQuest revenues from four customers in a "controlled availability program". The product became generally available in April 1997. Management anticipates that substantial service revenues will be generated by customer implementation and customization of ItemQuest, as well as from ItemQuest license fees. There can be no assurance, however, that the
efforts to develop and market ItemQuest will be successful.   Furthermore, if
the development and marketing of ItemQuest is successful, there can be no assurance as to when ItemQuest revenue will represent a substantial portion of the Company's revenues.

RESULTS OF OPERATIONS

Revenues

Revenues increased 67% from $811,328 for the first quarter ended March 31, 1996 to $1,358,319 for the same period in 1997, reflecting continued growth in the Company's revenues from software services. This increase in operating revenues was due primarily to the increase in demand for ICI's software services, particularly related to product development efforts for IBM's ProductManager, and the increase in billing volume generated by additional personnel hired to
provide those services.   All of the Company's revenues in first quarter 1996
were from software services. In first quarter 1997, $80,000 of the total revenues came from license fees paid under the ItemQuest controlled availability program. The Company's business continued to be heavily reliant on IBM, with 71% of first quarter 1997 revenues, or $962,982, compared to 75% of first quarter 1996 revenues, or $605,494, for services to IBM or related to IBM's ProductManager software product. Management's objectives for the remainder of 1997 and future years are twofold: 1) decrease reliance on IBM as a source of revenues; and 2) increase ItemQuest revenues as a percentage of total revenues. The Company currently intends to allocate out of the proceeds of its initial public offering $800,000 to marketing and sales and $2,000,000 to product development in order to implement a comprehensive marketing and development plan for ItemQuest. The new technologies to be developed include, among other areas, Internet and World Wide Web capabilities and technological improvements that help to position ItemQuest in market segments in addition to the PDM market.

Operating Expenses

Operating expenses were $510,694 in first quarter 1996 compared to $979,262 in first quarter 1997, an increase of 92%. Included in 1997 results was a non-recurring non-cash charge for compensation of $442,382 resulting from stock options granted to employees in January 1997. Without the non-cash charge, operating expenses would have been $536,880, or an increase of 5% compared to
first quarter 1996.    The largest portion of operating expenses in both periods
was payroll related expenses. In first quarter 1996, these expenses were $345,443, or 68% of operating expenses. In first quarter 1997, payroll related expenses, including the non-cash charge, were $890,865, or 91% of total operating expenses. Without the non-cash charge, payroll related expenses were $448,483, or 84% of the total. After payroll related expenses, the largest expense was rent, increasing 27% from $16,873 in first quarter 1996 to $21,379 in first quarter 1997 as a result of opening the Charlotte office. Travel, bad debt expense and contract labor expense decreased an aggregate of $101,040 from first quarter 1996 to first quarter 1997, partially offsetting payroll related and rent increases.

General and Administrative Expenses

General and administrative expenses increased 19% to $69,789 in first quarter 1997 from $58,727 in first quarter 1996. This increase was due to growth in personnel and business activity and the opening of the Charlotte office in March 1996 that increased demand for general and administrative services.

Other Income/(Expense)

Other expenses increased from $0 in first quarter 1996 to $32,374 in first quarter 1997 reflecting the net amount of interest income and interest expense. Interest income was $3,176 in first quarter 1997, and interest expense was $35,550. Included in the interest expense amount was a non-cash charge of $22,170 that was a result of warrants issued by the Company's original stockholders in connection with the Company's Senior Debentures. The Company determined that the warrants issued in connection with the Senior Debentures had a fair market value of $2.72 per warrant or an aggregate of $319,241, based upon 117,368 warrants granted. The first quarter 1997 non-cash charge represents the proportionate amount of the charge attributed to that period. As a result of the Company's initial public offering, the Senior Debentures were prepaid in May 1997, and the balance of the non-cash charge ($297,071) will be recognized in second quarter 1997. This value ascribed to the warrants will be deemed to be a contribution to capital by the original stockholders of the Company and treated as additional interest paid to the holders of the Senior Debentures.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of the Company's cash through 1996 was operations. In January 1997, the Company issued an aggregate of $1,115,000 in Senior Debentures that significantly affected the composition of the Company's cash flow in first quarter 1997 compared to first quarter 1996.

Net cash from operations increased 7% to $415,064 in first quarter 1997 compared to $388,180 in first quarter 1996. This increase was significantly lower than the 67% increase in revenues for the same comparable period due primarily to an increase of $438,748 in accounts receivable from March 31, 1996 to March 31, 1997.

The net increase in cash for first quarter 1997 was $1,062,253 compared to a net increase of $388,180 in first quarter 1996. Although net cash flows from operations for the two periods were similar, cash flows from investing and financing activities changed considerably. In first quarter 1997, net cash used by investing activities increased to $244,620 compared to $0 in first quarter 1996. This investment was made in property and equipment ($115,240) and software development ($129,380). Cash flows from financing activities increased to $891,809 in 1997 compared to $0 in 1996. The Senior Debentures provided $1,115,000 in cash flow which was offset partially by $222,177 of deferred offering costs for the debentures and the Company's initial public offering and reduction of long term debt principal of $1,014.

Subsequent to March 31, 1997, the Company's initial public offering provided approximately $9,100,000 in cash proceeds to the Company in May 1997. Upon receipt of the offering proceeds and after such proceeds are applied as described in "Use of Proceeds" in the Registration Statement, the Company's Management anticipates that it will have adequate cash to fund operations for at least the next twenty-four months, although these funds may not be adequate to fully implement the Company's long-term expansion plans.

                         PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings


None


Item 2.   Changes in Securities


None


Item 3.   Defaults Upon Senior Securities


None


Item 4.  Submission of Matters to a Vote of Security Holders


On January 19, 1997, the stockholders of the Company voted unanimously to amend the Articles of Incorporation of the Company to establish the par value of the Company's Common Stock at $.001 per share.


Item 5.  Other Information


None


Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

11.1 Computation of Pro Forma Earnings Per Share
27.1  Financial Data Schedule


(b) Reports on Form 8-K


None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTERNATIONAL COMPUTEX, INC.


                                       By: /s/ Haim E. Dahan
                                           --------------------------
                                           Haim E. Dahan

                                           Chief Executive Officer
                                           And Chief Financial Officer

                                           (Principal Financial Officer
                                           and Duly Authorized Officer)

June 10, 1997