Form 10QSB
period 1997-06-30
INTERNATIONAL COMPUTEX INC
filed 1997-08-13
CIK 1030681

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _____________


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]


As of August 12, 1997, there were 3,250,000 shares of common stock, $0.001 par value, outstanding.


Transitional Small Business Disclosure Format
(Check one):
Yes  [_]   No [x]

                          INTERNATIONAL COMPUTEX, INC.

                                     INDEX


PART I.       Financial Information

           Item 1.  Financial Statements

                    Balance Sheets
                    December 31, 1996 and June 30, 1997

                    Statements of Income
                    Three Months and Six Months Ended June 30, 1996 and June 30, 1997

                    Statements of Cash Flows
                    Six Months Ended June 30, 1996 and June 30, 1997

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

           Item 3.  Defaults Upon Senior Securities

           Item 4.  Submission of Matters to a Vote of Security Holders

           Item 5.  Other Information

           Item 6.  Exhibits and Reports on Form 8-K

                        PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                         INTERNATIONAL COMPUTEX, INC.
                                BALANCE SHEETS

                                                                           December 31   June 30
                                                                              1996        1997
                                                                          -----------   ----------
ASSETS

Current assets:
  Cash and cash equivalents                                               $   119,750   $8,305,821
  Accounts receivable, net                                                  1,020,319    1,417,972
  Prepaid expenses                                                             13,738        8,271
                                                                          -----------  -----------
  Total current assets                                                      1,153,807    9,732,064

Property and equipment, net                                                   168,178      383,399

Other assets
   Software development costs, net                                            276,372      530,587
   Miscellaneous assets                                                        22,654       22,310
                                                                          -----------  -----------
                                                                          $ 1,621,011  $10,668,360
                                                                          ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                                         $    45,260   $  186,593
 S Corporation distribution payable                                                        772,641
 Current portion of long-term debt                                              4,189        4,000
                                                                          -----------  -----------
 Total current liabilities                                                     49,449      963,234

Long-term debt, net of current portion                                         18,935       17,226
                                                                          -----------  -----------
 Total liabilities                                                             68,384      980,460
                                                                          -----------  -----------
Stockholders' equity
 Common stock, $.001 par value,
     20,000,000 shares authorized;
     3,250,000 shares issued and outstanding                                    2,125        3,250
 Additional paid in capital                                                              9,574,328
 Retained earnings                                                          1,550,502      110,322
                                                                          -----------  -----------
 Total stockholders' equity                                                 1,552,627    9,687,900
                                                                          -----------  -----------
                                                                          $ 1,621,011  $10,668,360
                                                                          ===========  ===========

See accompanying notes to financial statements.

                         INTERNATIONAL COMPUTEX, INC.
                             STATEMENTS OF INCOME


                                         Three Months ended June 30,      Six Months ended June 30,
                                               1996       1997                1996         1997
Revenues
    Services                               $  851,028  $1,368,872          $1,662,356   $2,647,191
    Software                                              143,000                          223,000
                                          ------------ -----------        ------------ ------------
Total revenues                                851,028   1,511,872           1,662,356    2,870,191
                                          ------------ -----------        ------------ ------------

Operating expenses
  Direct costs                                312,510     358,639             667,117      683,358
  Selling and marketing                        97,907     135,314             194,429      240,824
  General and administrative                   90,549     179,688             197,919      330,928
  Depreciation and amortization                 7,557      34,500              15,114       59,700
  Product development                                                           3,365

  Non-cash charge for compensation                                                         442,382
                                          ------------ -----------        ------------ ------------
Total operating expenses                      508,523     708,141           1,077,944    1,757,192
                                          ------------ -----------        ------------ ------------
        Income from operations                342,505     803,731             584,412    1,112,999
                                          ------------ -----------        ------------ ------------
Other income/(expenses)
   Interest income                                438      65,183                 817       68,359
   Interest expense                                      (436,775)                        (472,325)
                                          ------------ -----------        ------------ ------------
        Total other income/(expenses)             438    (371,592)                817     (403,966)
                                          ------------ -----------        ------------ ------------

        Net income before taxes               342,943     432,139             585,229      709,033

Provision for income taxes [Note 2]                        45,000                           45,000
                                          ------------ -----------        ------------ ------------
        Net income                            342,943     387,139             585,229      664,033

Pro forma provision
 for income taxes [Note 2]                    129,124     117,916             220,323      222,305
                                          ------------ -----------        ------------ ------------

Pro forma net income                       $  213,819  $  269,223          $  364,906   $  441,728
                                          ============ ===========        ============ ============
Pro forma earnings per share                    $0.09       $0.09               $0.15        $0.16
                                          ============ ===========        ============ ============

Weighted average common
and common equivalent shares
outstanding                                 2,357,836   3,112,596           2,357,836    2,737,596
                                          ============ ===========        ============ ============

See accompanying notes to financial statements.

                         INTERNATIONAL COMPUTEX, INC.
                            STATEMENTS OF CASH FLOW



                                                                      Six months ended June 30,
                                                                    1996                     1997

Cash flows from operating activities
   Net Income                                                    $  585,229               $   664,033
                                                                 ----------               -----------

   Adjustments to reconcile net income to net cash
   provided by operating activities
      Depreciation and amortization                                  13,437                    59,700
      Non-cash charge: options                                                                442,382
      Non-cash charge: warrants                                                               319,241
      Provision for bad debt                                         23,372
      Changes in assets and liabilities
         Decrease [Increase] in accounts receivable                 344,044                  (397,653)
         Decrease in prepaid expenses                                                           5,467
         Decrease in miscellaneous assets                                                         344
         Increase in accounts payable                                23,030                    66,333
                                                                 ----------               -----------
            Total adjustments                                       403,883                   495,814
                                                                 ----------               -----------

               Net cash provided by operating activities            989,112                 1,159,847
                                                                 ----------               -----------
Cash flows from investing activities
   Acquisition of property and equipment                                                     (248,521)
   Software development costs capitalized                           (98,190)                 (280,615)
                                                                 ----------               -----------
               Net cash used by investing activities                (98,190)                 (529,136)

Cash flows from financing activities
   Principal payments on long-term debt                                                        (1,898)
   Stockholder distributions paid                                  (415,217)               (1,796,124)
   Initial public offering proceeds, net                                                    9,353,382
                                                                 ----------               -----------
               Net cash provided [used] by financing activities    (415,217)                7,555,360

                  Net increase in cash                              475,705                 8,186,071
Cash, Beginning of period                                            80,969                   119,750
                                                                 ----------               -----------
                  Cash, end of period                            $  556,674               $ 8,305,821
                                                                 ==========               ===========

See accompanying notes to financial statements.

                         INTERNATIONAL COMPUTEX, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared by International CompuTex, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form SB-2 (File No. 333-21647), as amended (the "Registration Statement"). The financial information included herein is unaudited; however, the information reflects all adjustments that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.  INCOME TAXES

        The Company had elected to be treated as an S Corporation pursuant to the Internal Revenue Code for federal and state income tax purposes. The income of an S Corporation is taxable and distributable to the individual stockholders without any further tax consequences. The stockholders revoked the S Corporation status on April 30, 1997, immediately prior to the closing of the Company's initial public offering (see Note 4, Termination of S Corporation Status, and
Note 5, Initial Public Offering), and the Company will be taxable as a C Corporation from that date forward. A pro forma provision for income taxes has been presented which represents income taxes which would have been provided had the Company operated as a C Corporation throughout its history.

3.  SENIOR  DEBENTURES

        In January 1997, the Company received proceeds from the sale of Senior Debentures in the amount of $1,115,000 at 6% interest per annum, payable semi-annually, with the principal amount due in January 2000. Purchasers of the Senior Debentures received Warrants from the stockholders of the Company to purchase 117,368 shares of common stock held by these stockholders at 60% of the initial public offering price. As a result of its initial public offering and the terms of the Senior Debentures, the Company prepaid the Senior Debentures principal with accrued interest of $19,795 in whole on May 5, 1997, and the stockholders issued 117,368 Warrants at an exercise price of $5.70 per share, or 60% of the initial public offering price of $9.50 per share. The issuance of the Warrants and prepayment of the Senior Debentures resulted in the Company taking a non-cash non-recurring charge to interest expense of $319,241. The prepayment of the Senior Debentures resulted in the Company recognizing interest expense of $132,650 related to financing costs of the Senior Debentures, primarily sales commissions.

4.  TERMINATION OF S CORPORATION STATUS

        On April 30, 1997, the Company's shareholders, in accordance with the Company's S Corporation Termination, Tax Allocation and Indemnification Agreement (the "Agreement") dated March 24, 1997, elected to terminate the Company's status as a S corporation, and the Company became subject to federal and state income taxes. Under the Agreement, $2,418,765 was distributed to the S Corporation stockholders by an assignment of accounts receivable and cash equaling the Company's Accumulated Adjusted Account as of April 30, 1997.

5.  INITIAL PUBLIC OFFERING

        The Company completed its initial public offering of 1,125,000 shares of Common Stock at $9.50 per share on May 5, 1997. Net proceeds to the Company amounted to approximately $9,300,000.

6.    RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

        Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

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


FORWARD LOOKING STATEMENTS

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


OVERVIEW

        International CompuTex, Inc. ("ICI" or the "Company") is a software technology company that develops, markets and supports enterprise-wide client/server solutions. The Company provides consulting and implementation services for the engineering and manufacturing industries in the areas of Component and Supplier Management ("CSM") and Information Classification and Management ("ICAM"). From the time of its incorporation in 1991 through mid-1996, all Company revenues resulted from computer software-related services with a primary focus in the area of Product Data Management ("PDM") software applications. Among other applications, CSM and ICAM are a major part of a PDM solution. PDM is a system of software applications, used principally by manufacturing and design companies, which allow management and control of product-related data from development and design stages through the manufacturing and post-production marketing phases of a product.

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

        The Company has recently developed ItemQuest, a proprietary object-oriented classification and search tool for CSM and ICAM that allows users to search, select and re-use product data design and manufacturing information based on engineering and manufacturing attributes. ItemQuest, which has the flexibility to be integrated into existing software or to operate as a stand-alone system, enables manufacturers to reduce product development costs and shorten time to market, factors which increase their competitiveness. Management believes that the basis for the Company's next stage of growth will be the development, delivery, support and evolution of ItemQuest. The Company intends to make the transition from a services oriented business to a combined product and services business. While the Company is experienced in software development as part of custom development contracts, it has no previous experience in the distribution and maintenance of its own product. To be successful with ItemQuest, the Company plans over the next six to nine months to invest approximately $3.5 million of the total $9.3 million proceeds of its initial public offering to develop a strategy for distribution, customer service, maintenance, pricing, marketing and sales. Functions including training and defect support must be developed, staffed and maintained.

        ICI began development work on ItemQuest in April 1995. In the last quarter of 1996, the Company began generating ItemQuest revenues from four customers in a "controlled availability program". The product became generally available in April 1997. Management anticipates that, beginning in 1998, substantial service revenues will be generated by customer implementation and customization of ItemQuest, as well as from ItemQuest license fees. There can be no assurance, however, that the efforts to develop and market ItemQuest will be successful. Furthermore, if the development and marketing of ItemQuest is successful, there can be no assurance as to when ItemQuest revenue will represent a substantial portion of the Company's revenues.

RESULTS OF OPERATIONS


REVENUES

        Revenues increased 73% from $1,662,356 for the six months ended June 30, 1996 to $2,870,191 for the same period in 1997, reflecting continued growth in the Company's revenues from software services. This increase in operating revenues was due primarily to the increase in demand for ICI's software services, particularly related to product development efforts for IBM's ProductManager, and the increase in billing volume generated by additional personnel hired to provide those services. All of the Company's revenues in the six months ended June 30, 1996 were from software services. In the six months ended June 30, 1997, $223,000 of the total revenues came from license fees paid by the customers in the ItemQuest controlled availability program, and $2,647,191 of the total revenues came from services. The Company's business continued to be heavily reliant on IBM, with 74% of revenues from the six months ended June 30, 1997, or $2,114,092, compared to 71% of revenues from the six months ended June 30, 1996, or $1,175,286, for services to IBM or related to IBM's ProductManager software product.

        Revenues increased 78% from $851,028 for the three months ended June 30, 1996 to $1,512,872 for the same period in 1997 as a result of the same factors responsible for the six month results. In the three months ended June 30, 1997, $143,000 of the total revenues came from ItemQuest license fees. Revenues from IBM for the three- month period ended June 30, 1997 were $1,151,380, or 76% of total revenue, compared to revenues of $700,482, or 82% of total revenues, for the three-month period ended June 30, 1996.

        Management's objectives for the remainder of 1997 and future years are twofold: 1) increase non-IBM revenues as a percentage of total revenues; and 2) increase ItemQuest revenues as a percentage of total revenues. The Company currently intends to allocate out of the proceeds of its initial public offering $800,000 to marketing and sales and $2,000,000 to product development in order to implement a comprehensive marketing and development plan for ItemQuest. The new technologies to be developed include, among other areas, Internet and World Wide Web capabilities and technological improvements that help to position ItemQuest in market segments in addition to the PDM market.


DIRECT COSTS

        Direct costs for services consisting of payroll related expenses increased from $667,117, or 40% of revenues, in the six months ended June 30, 1996 to $683,358, or 24% of revenues in the six months ended June 30, 1997. The increase in direct costs reflects the increased volume of business from 1996 to 1997. The decrease in direct costs as a percent of revenues is primarily due to increased margins from fixed bid contracts in 1997.

        Direct costs for services for the three months ended June 30, 1996 increased from $312,510, or 37% of revenues, to $358,639, or 24% of revenues, for the three months ended June 30, 1997. As was the case for the six- month period, the increase in direct costs reflects increased revenues compared to the previous year, and the decrease in direct costs as a percent of revenues is primarily due to increased margins from fixed bid contracts in 1997.


SELLING AND MARKETING

        Selling and marketing expenses increased 24% from $194,429, or 12 % of revenues, in the six months ended June 30, 1996 to $240,824, or 8% of revenues, in the six month period ended June 30, 1997. Payroll related selling and marketing expenses increased 97% from $64,635 in the six months ended June 30, 1996 to $127,300 in the six months ended June 30, 1997, primarily as a result of increased sales personnel. Other selling and marketing expenses including travel, entertainment and trade shows decreased 13% from $129,794 for the six months ended June 30, 1996 to 113,524 for the six months ended June 30, 1997.

        Selling and marketing expenses increased 38% from $97,907, or 12% of revenues, to $135,314, or 9% of revenues, in the three months ended June 30, 1996 compared to the three months ended June 30, 1997. Payroll related selling and marketing expenses increased 91% from $33,090 in 1996 to $63,248 in 1997 due to increased sales personnel. Other selling and marketing expenses increased 11% from $64,817 in the three months ended June 30, 1996 compared to $72,066 in the three months ended June 30, 1997, primarily as a result of a trade show the Company attended.


GENERAL AND ADMINISTRATIVE

        General and administrative expenses were $330,928, or 12% of revenues, in the six months ended June 30, 1997 compared to $197,919, or 12% of revenues, in the six months ended June 30, 1996, an increase of 67%. Payroll related expenses increased from $22,060 in the 1996 period to $131,548 in the 1997 period as administrative personnel was added, and senior management devoted more time to capital raising efforts involving the Company's Senior Debentures and initial public offering resulting in a higher percentage of their salaries allocated to administration. In addition, the Company opened an office in Charlotte in March 1997, and rent increased from $37,747 in the six months ended June 30, 1996 to $49,673 in the six months ended June 30, 1997.

        General and administrative expenses were $179,688, or 12% of revenues, in the three months ended June 30, 1997 compared to $90,549, or 11% of revenues, in the three months ended June 30, 1996, an increase of 98%. Payroll related expenses increased from $11,030 in 1996 to $71,836 in 1997 and rent increased from $20,874 to $27,934, reflecting the same factors influencing the comparable six month periods for 1996 and 1997.


DEPRECIATION AND AMORTIZATION

        Depreciation and amortization increased 295% from $15,114, or 1% of revenues, in the six months ended June 30, 1996 to $59,700, or 2% of revenues, in the six months ended June 30, 1997. The contributing factors for this increase were additional fixed assets and capitalized software in 1997 versus 1996.

        Depreciation and amortization increased 357% to $34,500, or 2% of revenues, for the three months ended June 30, 1997 compared to $7,557, or 1% of revenues, for the three months ended June 30, 1996, again reflecting increase fixed assets and capitalized software.


PRODUCT DEVELOPMENT

        The Company expended $280,615, or 10% of total revenues, for product development in the six months ended June 30, 1997 compared to $101,555, or 6% of revenues, for the six months ended June 30, 1996, an increase of 176%. This increase reflected the hiring of additional development personnel for the Company's ItemQuest product. Of the amounts expended, $280,615 was capitalized in 1997, and $98,190 was capitalized in 1996. The Company's management anticipates that product development expenditures for the remainder of 1997 will be expensed rather than capitalized.

        The Company expended $151,235, or 10% of revenues, for product development in the three months ended June 30, 1997 compared to expenditures of $80,493, or 10% of revenues, for the three months ended June 30, 1996, an increase of 88%. This increase reflected the hiring of additional development personnel for ItemQuest. All of the product development expenditures in both years were capitalized and were related to the development of the Company's ItemQuest product.


NON-CASH CHARGE FOR COMPENSATION

        In the first quarter of 1997, the Company recognized a non-recurring non-cash charge for compensation of $442,382, or 15% of total revenues, for the six months ended June 30, 1997, resulting from stock options granted to employees in January 1997.

OTHER INCOME/(EXPENSES)

        Other income/expenses (net) changed from $817 (interest income) in the six months ended June 30, 1996 to $403,996 expense (comprised of $68,359 of interest income and $472,325 of interest expense) in the six months ended June 30, 1997. Other expenses (net) changed from $438 (interest income) in the three months ended June 30, 1996 to $371,592 expense (comprised of $65,183 of interest income and $436,775 of interest expense) in the three months ended June 30, 1997. Included in the interest expense amount was a non-recurring non-cash charge of $319,241 (six month period) and $297,071 (three month period) that was a result of warrants issued by the Company's original stockholders in connection with the Company's Senior Debentures. The Company determined that the warrants issued in connection with the Senior Debentures had a fair market value of $2.72 per warrant or an aggregate of $319,241, based upon 117,368 warrants granted. As a result of the Company's initial public offering, the Senior Debentures were prepaid in May 1997, and the balance of the non-cash charge ($297,071) was recognized in second quarter 1997. This value ascribed to the warrants was deemed to be a contribution to capital by the original stockholders of the Company and treated as additional interest paid to the holders of the Senior Debentures.

        An additional non-recurring charge to interest expense of $132,650 was recognized in the three months ended June 30, 1997 related to financing costs, primarily underwriting expenses, recognized when the Senior Debentures were prepaid. The combined non-recurring interest charges were $451,891, or 16% of revenues, for the six months ended June 30, 1997, and $429,721, or 28% of revenues, for the three months ended June 30, 1997.


PROVISION FOR INCOME TAXES

        The Company had elected to be treated as an S Corporation pursuant to the Internal Revenue Code for federal and stare income tax purposes. The income of an S Corporation is taxable to the individual stockholders and is distributable to the stockholders without any further tax consequences. The stockholders revoked the S Corporation status on April 30, 1997 immediately prior to the closing of the Company's initial public offering, and the Company is taxable as a C Corporation from that date forward. A pro forma provision for income taxes has been presented which represents income taxes that would have been provided had the Company operated as a C Corporation throughout its history. An effective income tax rate of 37.7% has been used for financial statement purposes both before and after the S Corporation termination.


NET INCOME AND EARNINGS PER SHARE

        The Company realized a pro forma net income of $441,728, or $.16 per share, for the six months ended June 30, 1997 compared to a pro forma net income of $364,906, or $.15 per share for the six months ended June 30, 1996. Without the non-recurring charges discussed previously related to stock options and the Company's Senior Debentures, the pro forma net income would have been $999,483, or $.37 per share, for the six months ended June 30, 1997.

        The Company realized a pro forma net income of $269,223, or $.09 per share, for the three months ended June 30, 1997 compared to a pro forma net income of $213,819, or $.09 per share, for the three months ended June 30, 1996. Without the non-recurring charges, the pro forma net income would have been $537,562, or $.17 per share, for the three months ended June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

        Prior to 1997, the primary source of the Company's cash was operations. In January 1997, the Company issued an aggregate of $1,115,000 in Senior Debentures. In May 1997, the company completed its initial public offering, providing approximately $9,300,000 in cash proceeds to the Company. At the closing of its initial public offering, the Company prepaid the Senior Debentures principal and accrued interest in whole on May 5, 1997.

        Consequently, the composition of the Company's cash flow changed substantially for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Net cash provided by operating activities increased by $101,114 , or 26%, for the six months ended June 30, 1997 ($495,814) compared to the six months ended June 30, 1996 ($394,700). Net cash used by investing activities increased from $98,190 in the six months ended June 30, 1996 to $529,136 in the six months ended June 30, 1996, an increase of $430,946, or 439%. These investing activities included acquisition of property and equipment and capitalization of software development costs. Cash flows from financing activities changed from net cash used in the six months ended June 30,1996 of $415,217 versus net cash provided of $7,555,360 in the six months ended June 30 1997. Aside from the initial public offering proceeds, the other major item in this category was S Corporation distributions to stockholders, increasing from $415,217 in the six months ended 1996 to $1,796,124 in 1997. An additional $772,641 is owed to the Company's original stockholders as part of the final distribution to stockholders, reflecting undistributed earnings through the Company's S Corporation termination date of April 30, 1997. As the remaining assigned accounts receivable are collected by the Company, the proceeds will be paid to the S Corporation stockholders.

        The Company's initial public offering provided approximately $9,300,000 in cash proceeds to the Company in May 1997. Upon receipt of the offering proceeds and after such proceeds are applied as described in "Use of Proceeds" in the Registration Statement, the Company's Management anticipates that it will have adequate cash to fund operations for at least the next twenty-four months, although these funds may not be adequate to fully implement the Company's long-term expansion plans.

                         PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings


                None


Item 2.   Changes in Securities


                None


Item 3.   Defaults Upon Senior Securities


                None


Item 4.  Submission of Matters to a Vote of Security Holders


                None


Item 5.  Other Information


                None


Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits

                11.1 Computation of Pro Forma Earnings Per Share
                27.1  Financial Data Schedule


         (b)  Reports on Form 8-K


                The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INTERNATIONAL COMPUTEX, INC.


                                        By: /s/ Haim E. Dahan
                                            ---------------------

                                            Haim E. Dahan

                                            Chief Executive Officer
                                            (Principal Executive Officer)



                                        By: /s/ Ralph E. Walter
                                            ---------------------

                                            Ralph E. Walter

                                            Chief Financial Officer
                                            (Principal Financial Officer)


August 12, 1997