Form 10QSB
period 1997-09-30
INTERNATIONAL COMPUTEX INC
filed 1997-11-14
CIK 1030681

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


As of November 10, 1997, there were 3,250,000 shares of common stock, $0.001 par value, outstanding.


Transitional Small Business Disclosure Format
(Check one):
Yes  [_]   No [x]

                         INTERNATIONAL COMPUTEX, INC.

                                     INDEX


PART I.     Financial Information

         Item 1. Financial Statements

                  Balance Sheets
                  December 31, 1996 and September 30, 1997

                  Statements of Income
                  Three Months and Nine Months Ended September 30, 1996 and September 30, 1997

                  Statements of Cash Flows
                  Nine Months Ended September 30, 1996 and September 30, 1997

                  Notes to Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

PART II.    Other Information

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                         INTERNATIONAL COMPUTEX, INC.
                                BALANCE SHEETS

                                               December 31   September 30
                                                  1996           1997
                                               -----------   ------------
ASSETS

Current assets:
  Cash and cash equivalents                     $   119,750   $ 7,586,280
  Accounts receivable, net                        1,020,319     1,739,579
  Prepaid expenses                                   13,738        83,428
                                                -----------   -----------
  Total current assets                            1,153,807     9,409,287

Property and equipment, net                         168,178       530,282

Other assets
   Software development costs, net                  276,372       494,987
   Miscellaneous assets                              22,654        22,844
                                                -----------   -----------
                                                $ 1,621,011   $10,457,400
                                                ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                               $    45,260   $    46,549
 Deferred revenue                                                  17,188
 S Corporation distribution payable                               252,641
 Income taxes payable                                             181,213
 Current portion of long-term debt                    4,189         4,504
                                                -----------   -----------
 Total current liabilities                           49,449       502,095
Long-term debt, net of current portion               18,935        15,628
                                                -----------   -----------
 Total liabilities                                   68,384       517,723
                                                -----------   -----------
Stockholders' equity
 Common stock, $.001 par value,
    20,000,000 shares authorized;
    3,250,000 shares issued and outstanding           2,125         3,250
 Additional paid in capital                                     9,583,009
 Retained earnings                                1,550,502       353,418
                                                -----------   -----------
 Total stockholders' equity                       1,552,627     9,939,677
                                                -----------   -----------
                                                $ 1,621,011   $10,457,400
                                                ===========   ===========

See accompanying notes to financial statements.

                         INTERNATIONAL COMPUTEX, INC.
                             STATEMENTS OF INCOME

                                              Three Months ended September 30,       Nine Months ended September 30,
                                                    1996             1997                 1996             1997
Revenues
      Services and other                           $  950,433        $1,309,454       $2,612,789       $3,965,645
      Software                                                                                            223,000
                                                   ----------        ----------       ----------      -----------
Total revenues                                        950,433         1,309,454        2,612,789        4,179,645
                                                   ----------        ----------       ----------      -----------

Operating expenses
    Direct costs                                      310,316           365,720          977,433        1,049,078
    Selling and marketing                              87,067           152,600          281,496          393,424
    General and administrative                         93,179           266,346          291,098          597,274
    Depreciation and amortization                       7,836            61,100           22,950          120,800
    Product development                                                 172,673            3,365          172,673

    Non-cash charge for compensation                                                                      442,382
                                                   ----------        ----------       ----------       ----------
Total operating expenses                              498,398         1,018,439        1,576,342        2,775,631
                                                   ----------        ----------       ----------       ----------
          Income from operations                      452,035           291,015        1,036,447        1,404,014
                                                   ----------        ----------       ----------       ----------
Other income/(expenses)
     Interest income                                    1,105            89,229            1,922          157,588
     Interest expense                                                     ( 935)                         (473,260)
                                                   ----------        ----------       ----------       ----------
          Total other income/(expenses)                 1,105            88,294            1,922         (315,672)
                                                   ----------        ----------       ----------       ----------
          Net income before taxes                     453,140           379,309        1,038,369        1,088,342

 Provision for income taxes   [Note 2]                                  136,213                           181,213
                                                   ----------        ----------       ----------       ----------
          Net income                                  453,140           243,096        1,038,369          907,129

Pro forma provision for income taxes [Note 2]         170,834                            391,157          222,306
                                                   ----------        ----------       ----------       ----------

Pro forma net income [Note 2]                      $  282,306        $  243,096       $  647,212       $  684,823
                                                   ==========        ==========       ==========       ==========

Pro forma earnings per share [Note 2]                $ 0.12              $ 0.07           $ 0.27           $ 0.23
                                                   ==========        ==========       ==========       ==========

Weighted average common and common equivalent
 shares outstanding                                 2,355,245         3,480,245        2,355,245        2,980,245
                                                   ==========        ==========       ==========       ==========

See accompanying notes to financial statements.

                         INTERNATIONAL COMPUTEX, INC.
                            STATEMENTS OF CASH FLOW

                                                       Nine months ended September 30,
                                                             1996         1997


Cash flows from operating activities
 Net Income                                                $1,038,369   $  907,129
                                                           ----------   ----------

 Adjustments to reconcile net income to net cash
 provided by operating activities
    Depreciation and amortization                              22,950      120,800
    Non-cash charge: options                                               442,382
    Non-cash charge: warrants                                              319,241
    Provision for bad debt                                     23,372
    Changes in assets and liabilities
     Decrease [Increase] in accounts receivable                93,420      (719,260)
     Increase  in prepaid expenses                                          (69,690)
     Increase in miscellaneous assets                                          (189)
     Increase [Decrease]in accounts payable                   (38,183)      182,502
     Increase in deferred revenue                                            17,188
                                                           ----------   -----------
          Total adjustments                                   101,559       292,974
                                                           ----------   -----------

          Net cash provided by operating activities         1,139,928     1,200,103
                                                           ----------   -----------
Cash flows from investing activities
 Acquisition of property and equipment                        (68,859)     (420,904)
 Software development costs capitalized                      (179,803)     (280,615)
                                                           ----------   -----------
          Net cash used by investing activities              (248,662)     (701,519)
                                                           ----------   -----------
Cash flows from financing activities
 Principal payments on long-term debt                                        (2,993)
 Stockholder distributions paid                              (415,217)   (2,316,124)
 Proceeds from notes payable                                   24,000
 Initial public offering proceeds, net                                    9,287,063
                                                           ----------   -----------
          Net cash provided [used] by financing activities   (391,217)    6,967,946
                                                           ----------   -----------

               Net increase in  cash                          500,049     7,466,530
Cash, Beginning of period                                      80,969       119,750
                                                           ----------   -----------
               Cash, end of period                         $  581,018   $ 7,586,280
                                                           ==========   ===========

See accompanying notes to financial statements.

                          INTERNATIONAL COMPUTEX, INC.
                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by International CompuTex, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form SB-2 (File No. 333-21647), as amended (the "Registration Statement"). The financial information included herein is unaudited; however, the information reflects all adjustments that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2. INCOME TAXES

     The Company had elected to be treated as an S Corporation pursuant to the Internal Revenue Code for federal and state income tax purposes, with income taxable and distributable to the individual stockholders without any further tax consequences. The stockholders revoked the S Corporation status on April 30, 1997, immediately prior to the closing of the Company's initial public offering (see Note 4, Termination of S Corporation Status, and Note 5, Initial Public Offering), and the Company became taxable as a C Corporation from that date forward. A pro forma provision for income taxes has been presented that represents income taxes which would have been provided had the Company operated as a C Corporation throughout its history. The third quarter 1997 results are actual.

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

4. TERMINATION OF S CORPORATION STATUS

     On April 30, 1997, the Company's shareholders, in accordance with the Company's S Corporation Termination, Tax Allocation and Indemnification Agreement (the "Agreement") dated March 24, 1997, elected to terminate the Company's status as an S corporation, and the Company became subject to federal and state income taxes. Under the Agreement, $2,418,765 was distributed to the S Corporation stockholders by an assignment of accounts receivable and cash equaling the Company's Accumulated Adjusted Account as of April 30, 1997.

5. INITIAL PUBLIC OFFERING

     The Company completed its initial public offering of 1,125,000 shares of Common Stock at $9.50 per share on May 5, 1997. Net proceeds to the Company amounted to $9,287,063.

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

     The Company has recently developed ItemQuest, an object-oriented classification and search solution for CSM and ICAM that allows users to search, select and re-use product data design and manufacturing information based on engineering and manufacturing attributes. ItemQuest, which has the flexibility to be integrated into existing software or to operate as a stand-alone system, provides economic and strategic benefits to discrete manufacturing companies by improving design, productivity, rationalization of parts, and the implementation of strategic supplier relationships. It enables manufacturers to reduce design and development costs, increase procurement efficiencies, and shorten time to market. Management believes that the basis for the Company's next stage of growth will be the development, delivery, support and evolution of ItemQuest. The Company intends to make the transition from a services oriented business to a solutions oriented business combining products and services. While the Company is experienced in software development as part of custom development contracts, it has no previous experience in the distribution and maintenance of its own product. To be successful with ItemQuest, the Company plans over the next six to twelve months to invest approximately $3.5 million of the total $9.3 million proceeds of its initial public offering to develop and implement a strategy for distribution, customer service, maintenance, pricing, marketing and sales. Functions including training and defect support must be developed, staffed and maintained.

     ICI began development work on ItemQuest in April 1995. In the last quarter of 1996, the Company began generating ItemQuest revenues from four customers in a "controlled availability program". The product became generally available in April 1997. Management anticipates that, beginning in 1998, there will be a substantial increase in revenues generated by ItemQuest license fees as well as customer implementation and customization services. There can be no assurance, however, that the efforts to develop and market ItemQuest will be
successful or profitable.   Furthermore, if the development and marketing of
ItemQuest is successful, there can be no assurance as to when, if ever, ItemQuest results will represent a substantial portion of the Company's revenues or net income.

RESULTS OF OPERATIONS


REVENUES

     Revenues increased 60% from $2,612,789 for the nine months ended September 30, 1996 to $4,179,645 for the same period in 1997, reflecting continued growth in the Company's revenues from software services. This increase in operating revenues was due primarily to the increase in demand for ICI's software services, particularly related to product development efforts for IBM's ProductManager, and the increase in billing volume generated by additional
personnel hired to provide those services.   All of the Company's revenues in
the nine months ended September 30, 1996 were from software services. In the nine months ended June 30, 1997, $223,000 of the total revenues came from license fees paid by the customers in the ItemQuest controlled availability program, and $3,965,645 of the total revenues came from services. The Company's business continued to be heavily reliant on IBM, with 74% of revenues for the nine months ended September 30, 1997, or $3,073,017, compared to 67% of revenues from the nine months ended September 30, 1996, or $1,747,831, for services to IBM or related to IBM's ProductManager software product.

     Revenues increased 38% from $950,433 for the three months ended September 30, 1996 to $1,309,454 for the same period in 1997 as a result of the same factors responsible for the nine month results. In the three months ended September 30, 1997, none of the total revenues came from ItemQuest license fees. Revenues from IBM for the three- month period ended September 30, 1997 were $958,655, or 73% of total revenue, compared to revenues of $721,720, or 76% of total revenues, for the three-month period ended September 30, 1996.

     Management's objectives for the remainder of 1997 and future years are twofold: 1) increase non-IBM revenues as a percentage of total revenues; and
2) increase ItemQuest revenues as a percentage of total revenues. The Company currently intends to continue to invest the proceeds of its initial public offering as represented in the Registration Statement in order to implement a comprehensive marketing and development plan for ItemQuest. New technologies to be developed include, among other areas, Internet and World Wide Web capabilities and technological improvements that help to position ItemQuest in market segments in addition to the PDM market. As ICI undergoes a significant change in its business with the introduction of ItemQuest, there can be no assurance that the Company will be able to sustain its historical revenue growth rate or that the Company will remain profitable in the future.


DIRECT COSTS

     Direct costs for services consisting of payroll-related expenses increased 7% from $977,433, or 37% of revenues, in the nine months ended September 30, 1996 to $1,049,078, or 25% of revenues in the nine months ended September 30, 1997. The increase in direct costs primarily reflects the increased volume of business from 1996 to 1997 and increasing labor costs in the high technology market. The decrease in direct costs as a percent of revenues is primarily due to increased margins from fixed bid contracts in 1997.

     Direct costs for services for the three months ended September 30, 1996 increased 18% from $310,316, or 33% of revenues, to $365,720, or 28% of revenues, for the three months ended September 30, 1997. As was the case for the nine-month period, the increase in direct costs primarily reflects increased revenues compared to the previous year, and the decrease in direct costs as a percent of revenues is primarily due to increased margins from fixed bid contracts in 1997.


SELLING AND MARKETING

     Selling and marketing expenses increased 40% from $281,496, or 11% of revenues, in the nine months ended September 30, 1996 to $393,424, or 9% of revenues, in the nine month period ended September 30, 1997. Payroll-related selling and marketing expenses increased 105% from $97,725 in the nine months ended September

30, 1996 to $200,064 in the nine months ended September 30, 1997, primarily as a result of increased sales personnel. Other selling and marketing expenses, including travel, entertainment and trade shows, increased 5% from $183,771 for the nine months ended September 30, 1996 to 193,360 for the nine months ended September 30, 1997, primarily because of increased expenses for trade shows and marketing brochures.

     Selling and marketing expenses increased 77% from $87,067, or 9% of revenues, to $152,600, or 12% of revenues, in the three months ended September 30, 1996 compared to the three months ended September 30, 1997. Payroll-related selling and marketing expenses increased 111% from $33,090 in 1996 to $69,853 in 1997 due to increased sales personnel. Other selling and marketing expenses increased 53% from $53,997 in the three months ended September 30, 1996 compared to $82,747 in the three months ended September 30, 1997, as a result of increased expenses for trade shows, brochures and marketing-related travel.


GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $597,274, or 14% of revenues, in the nine months ended September 30, 1997 compared to $291,098, or 11% of revenues, in the nine months ended September 30, 1996, an increase of 105%. Payroll-related expenses increased 530% from $33,090 in the 1996 period to $208,368 in the 1997 period as administrative personnel was added to accommodate the increase in the Company's revenues and assets and the additional expenses related to a public company. In addition, the Company moved to a larger office in Charlotte in June 1997, and the Company expanded its Atlanta location in June 1997. As a result, rent increased 76% from $58,621 in the nine months ended September 30, 1996 to $102,935 in the nine months ended September 30, 1997.

     General and administrative expenses were $266,346, or 20% of revenues, in the three months ended September 30, 1997 compared to $93,179, or 10% of revenues, in the three months ended September 30, 1996, an increase of 186%. Payroll-related expenses increased 634% from $11,030 in 1996 to $81,020 in 1997 and rent increased 155% from $20,874 to $53,262, reflecting the same factors influencing the comparable nine month periods for 1996 and 1997.


DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased 426% from $22,950, or 1% of revenues, in the nine months ended September 30, 1996 to $120,800, or 3% of revenues, in the nine months ended September 30, 1997. The contributing factors for this increase were additional fixed assets and capitalized software in 1997 versus 1996.

     Depreciation and amortization increased 680% to $61,100, or 5% of revenues, for the three months ended September 30, 1997 compared to $7,836, or 1% of revenues, for the three months ended September 30, 1996, again reflecting increase fixed assets and capitalized software.


PRODUCT DEVELOPMENT

     The Company expended $453,288, or 11% of total revenues, for product development in the nine months ended September 30, 1997 compared to $183,168, or 7% of revenues, for the nine months ended September 30, 1996, an increase of
147%.   This increase reflected the hiring of additional development personnel for the Company's ItemQuest product. Of the amounts expended, $280,615 was capitalized in 1997, and $179,803 was capitalized in 1996. The Company began expensing product development expenditures in July 1997, and the Company's management anticipates that future product development expenditures will be expensed rather than capitalized.

     The Company expended $172,673, or 13% of revenues, for product development in the three months ended September 30, 1997 compared to expenditures of $81,613, or 10% of revenues, for the three months ended September 30, 1996, an increase of 112%. This increase reflected the hiring of additional development personnel for ItemQuest. All of the product development expenditures in both years were related to the development of the Company's ItemQuest product. The 1996 expenditures were capitalized and the 1997 expenditures were expensed.

NON-CASH CHARGE FOR COMPENSATION

     In the first quarter of 1997, the Company recognized a non-recurring non-cash charge for compensation of $442,382 resulting from stock options granted to employees in January 1997. This amount was 11% of total revenues for the nine months ended September 30, 1997.


OTHER INCOME/(EXPENSES)

     Other income/expenses (net) changed from $1,922 (interest income) in the nine months ended September 30, 1996 to $315,672 expense (comprised of $157,588 of interest income and $473,260 of interest expense) in the nine months ended September 30, 1997. Other income increased from $1,105 (interest income) in the three months ended September 30, 1996 to $88,294 (comprised of $89,229 of interest income and $935 of interest expense) in the three months ended September 30, 1997. Included in the interest expense for the nine months ended September 30, 1997 amount was a non-recurring non-cash charge of $319,241 that was a result of warrants issued by the Company's original stockholders in connection with the Company's Senior Debentures. The Company determined that the warrants issued in connection with the Senior Debentures had a fair market value of $2.72 per warrant or an aggregate of $319,241, based upon 117,368
warrants granted.   An initial non-cash charge to interest was recognized in
first quarter 1997. As a result of the Company's initial public offering, the Senior Debentures were prepaid in May 1997, and the balance of the non-cash charge ($297,071) was recognized in second quarter 1997. This value ascribed to the warrants was deemed to be a contribution to capital by the original stockholders of the Company and treated as additional interest paid to the holders of the Senior Debentures.

     An additional non-recurring charge to interest expense of $132,650 was recognized in the nine months ended September 30, 1997 related to financing costs, primarily underwriting expenses, recognized when the Senior Debentures were prepaid. The combined non-recurring interest charges were $451,891, or 11% of revenues, for the nine months ended September, 1997. None of these charges occurred in third quarter 1997.


PROVISION FOR INCOME TAXES

     The Company had elected to be treated as an S Corporation pursuant to the Internal Revenue Code for federal and state income tax purposes. The income of an S Corporation is taxable to the individual stockholders and is distributable to the stockholders without any further tax consequences. The stockholders revoked the S Corporation status on April 30, 1997 immediately prior to the closing of the Company's initial public offering, and the Company became taxable as a C Corporation from that date forward. A pro forma provision for income taxes has been presented which represents income taxes that would have been provided had the Company operated as a C Corporation throughout its history. An effective income tax rate of 37.7% has been used for financial statement purposes both before and after the S Corporation termination. The third quarter 1997 results are actual because the Company was a C corporation during the entire three month period.


NET INCOME AND EARNINGS PER SHARE

     The Company realized a pro forma net income of $684,823, or $.23 per share, for the nine months ended September 30, 1997 compared to a pro forma net income of $647,212, or $.27 per share for the nine months ended September 30, 1996. Without the previously discussed non-recurring charges related to stock options and the Company's Senior Debentures, the pro forma net income would have been $1,221,357, or $.41 per share, for the nine months ended September 30, 1997.

     The Company realized net income of $243,096, or $.07 per share, for the quarter ended September 30, 1997 compared to pro forma net income of $282,306, or $.12 per share, for the quarter ended September 30, 1996.

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

     Consequently, the composition of the Company's cash flow changed substantially for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Net cash provided by operating activities increased by $60,175, or 5%, for the nine months ended September 30, 1997 ($1,200,103) compared to the nine months ended September 30, 1996 ($1,139,928). Net cash used by investing activities increased from $248,662 in the nine months ended September 30, 1996, to $701,519 in the nine months ended September 30, 1997, an increase of $452,857, or 182%. These investing activities included acquisition of property and equipment and capitalization of software development costs. Cash flows from financing activities changed from net cash used in the nine months ended September 30,1996 of $391,217 versus net cash provided of $6,967,946 in the nine months ended September 30 1997. Aside from the initial public offering proceeds, the other major item in this category was S Corporation distributions to stockholders, increasing from $415,217 in the nine months period in 1996 to $2,316,124 in 1997. An additional $252,641 is owed to the Company's original stockholders as part of the final distribution to stockholders, reflecting undistributed earnings through the Company's S Corporation termination date of April 30, 1997. As the remaining assigned accounts receivable are collected by the Company, the proceeds will be paid to the S Corporation stockholders.

     The Company's initial public offering provided approximately $9,300,000 in cash proceeds to the Company in May 1997. After such proceeds are applied as described in "Use of Proceeds" in the Registration Statement, the Company's Management anticipates that it will have adequate cash to fund operations for at least the next twenty-four months, although there can be no assurance that such funds will be adequate to fully implement the Company's long-term expansion plans.

                         PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings:  None

Item 2.   Changes in Securities and Use of Proceeds

          Effective Date of Registration Statement:  April 29, 1997
          SEC File Number:  333-21647
          Date Offering Commenced:  April 30, 1997
          Unsold Securities: Underwriter's option to purchase 168,750 shares for over-allotment was not exercised
          Managing Underwriter:  H.J. Meyers & Co., Inc.
          Title of Securities:
               Common stock, par value $0.001 per share
               Warrant to purchase common stock
               Common stock issuable upon exercise of warrant
          Securities sold:
               Title:                                             Common stock
               Amount registered:                                    1,293,750
               Aggeregrate price registered:                       $12,290,625
               Amount sold:                                          1,125,000
               Aggregrate sold:                                    $10,687,500
          Expenses:
               Underwriting discounts and commissions:             $   961,875
               Expenses paid to underwriters:                          226,862
               Other expenses:                                         211,700

               Total expenses                                      $ 1,400,437

               Net Offering proceeds:                              $ 9,287,063

          Use of proceeds to date:
               Construction of facilities:                         $   131,324
               Purchase of equipment:                                  174,340
               Repayment of indebtedness:                            1,134,795
               Marketing and sales                                     120,000
               Temporary investments  (C/D's)                        3,100,000
               Working capital                                       4,626,604

               Net Offering proceeds                               $ 9,287,063

          There were no direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; or to affiliates of the issuer.

Item 3.   Defaults Upon Senior Securities:  None

Item 4.   Submission of Matters to a Vote of Security Holders:     None

Item 5.   Other Information:  None

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits
                 11.1 Computation of Pro Forma Earnings Per Share
                 27.1  Financial Data Schedule

          (b)  Reports on Form 8-K
                The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.


                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTERNATIONAL COMPUTEX, INC.


                                    By: /s/ Haim E. Dahan
                                        -----------------
                                        Haim E. Dahan
                                        Chief Executive Officer
                                        (Principal Executive Officer)



                                    By: /s/ Ralph E. Walter
                                       --------------------
                                       Ralph E. Walter
                                       Chief Financial Officer
                                       (Principal Financial Officer)


November 12, 1997