Form 10KSB40
period 1997-12-31
INTERNATIONAL COMPUTEX INC
filed 1998-03-31
CIK 1030681

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         Commission File Number 1-12909

                          INTERNATIONAL COMPUTEX, INC.
       (Exact name of small business issuer as specified in its charter)

       GEORGIA                                            58-1938206
(State of incorporation)                    (I.R.S. Employer Identification No.)

                    5500 INTERSTATE NORTH PARKWAY, SUITE 507
                               ATLANTA, GA 30328
                    (Address of principal executive offices)

                                 (770) 953-1464
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the year ended December 31, 1997 were $5,257,070.

The aggregate market value of the voting stock held by non-affiliates of the Issuer (based on the closing sale price of the Common Stock as reported on the Nasdaq National Market on March 16, 1998) was approximately $9,199,562. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determinant for other purposes. As of the close of business on March 16, 1998, there were 3,550,690 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-KSB

1.  1998 Proxy Statement into Part III.
2.  Form 10-SB Registration Statement No. 0-22137 into Part III.
3.  Form SB-2 Registration Statement No. 333-21647 into Part III.
4.  Form S-8 Registration Statement No. 333-31861  into Part III.


Transitional Small Business Disclosure Format: YES [ ] NO [X]

                          INTERNATIONAL COMPUTEX, INC.
                                  FORM 10-KSB
                  For the Fiscal Year Ended December 31, 1997
                               Table of Contents


                                     PART I

Item 1.    Description of Business

Item 2.    Description of Properties

Item 3.    Legal Proceedings

Item 4.    Submission of Matters to a Vote of Security Holders


                                    PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Item 6.    Management's Discussion and Analysis or Plan of Operation

Item 7.    Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.   Executive Compensation

Item 11.   Security Ownership of Certain Beneficial Owners and Management

Item 12.   Certain Relationships and Related Transactions

Item 13.   Exhibits and Reports on Form 8-K


Signatures

                                     PART I

Forward looking statements in this Annual Report on Form 10-KSB are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Stockholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, those contained in Item 6 of this report under the caption entitled "Management's Discussion and Analysis or Plan of Operation Business Risk Factors" and other risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission.

Item 1.   Business
          --------

GENERAL
-------

International CompuTex, Inc. ("ICI" or the "Company") is a software company that develops, markets and supports enterprise-wide client/server CSM (Component and Supplier Management) solutions through its ItemQuest product suite. ICI also provides CSM and PDM (Product Data Management) consulting and implementation services for the engineering and manufacturing industries. Specifically, ICI has concentrated on developing three-tier, CORBA-compliant client/server applications for both the manufacturing and engineering industries. ItemQuest focuses on its ability to quickly find and retrieve existing parts for re-use throughout a business enterprise and on vendor management. ICI also intends to provide a robust SCM (Supply Chain Management) solution through ItemWeb, currently under development, which utilizes the ItemQuest base technology.

Since its formation as a Georgia corporation in 1991, ICI has built strong skills in industry software services and applications for PDM and manufacturing. From 1991 through mid-1996, all Company revenues resulted from computer software-related services. During that period, ICI focused its primary efforts in the area of PDM software applications services. The Company provided a wide variety of services to IBM, including product development and, on a subcontract basis, customer installation, implementation and customization services relating to IBM's PDM product, ProductManager. ICI also applied its expertise in client/server software development by providing specialized PDM software services directly to customers other than IBM, in some cases relating to IBM's ProductManager and in other cases unrelated to IBM.

In late 1996, the Company introduced on a controlled availability basis its software solution, ItemQuest, based on a sophisticated object oriented classification and search engine used to classify objects, such as parts and assemblies, documents and drawings, and to retrieve references to those objects. These capabilities enable ItemQuest to complement and enhance the effectiveness of PDM software, as well as other systems, such as ERP (Enterprise Resource Planning) and SCM.

In 1997, ICI's revenues were derived primarily from its services business, which is comprised principally of PDM-related services and custom software development. In late April 1997, the Company announced that ItemQuest was generally available to the marketplace. In addition to the generation of license fee revenue, the Company's Management anticipates that ItemQuest will add significantly to the Company's services business. In 1998, the Company intends to continue its transition from a services oriented business to a solutions oriented business combining products and services. Key technical resources have been moved to the strategic development of ItemQuest Version 1.5, and the Company's new product that is under development, ItemWeb. Administrative, sales and marketing, and product development expenses have also been significantly increased in order to develop and enhance ItemQuest and ItemWeb.

PRODUCTS
--------

ItemQuest is a decision support system for procurement personnel and design
---------
engineers, providing rapid access to enterprise data through flexible schema-based searches. ICI Management believes that, as a "Distributed Virtual CSM" solution, ItemQuest provides considerable benefits: vendor consolidation, fewer components, lower priced parts, shorter product development cycles, improved product quality and lower product cost. Consequently, Management believes that ItemQuest can produce significant return on investment (ROI) while offering ease-of-use, safety, flexibility and growth.

Procurement personnel will use CSM to consolidate and classify commodities and vendors across the enterprise. Procurement departments also want to negotiate better component price discounts based on volume and the elimination of parts proliferation in the overall organization. The benefits of these gains are: better strategic vendor relationships and reduced multi-vendor handling costs; reduced parts costs resulting from higher quantity discounts; and reduced inventory levels and related inventory carrying costs.

Design engineers will use CSM to better locate potentially re-usable parts and acceptable substitutes for new or upgraded designs. By doing so the following benefits can accrue: faster time to market for new products due to less time needed to design, test, manufacture (or buy) and develop new components; improved product quality safety due to the knowledge of existing components' capabilities; reduced design and prototyping costs, including the ability to handle more projects due to CSM's efficiency impacts; and costs savings through increased parts re-use.

An important feature of ItemQuest is the ability to integrate seamlessly with other types of enterprise systems such as PDM, ERP, MRP (Materials Resource Planning) and CAD (Computer Aided Design) by using an open Application Programming Interface (API) based on CORBA (Common Object Request Broker Architecture), the distributed computing industry standard. ItemQuest supports industry-standard databases, such as Oracle, DB/2 and SQL Server, giving customers direct access to their own proprietary component and supplier information.

ICI Management believes that a unique feature of the ItemQuest CSM solution is the introduction of a three-tier classification model with a "virtual data access" manager between the search schema and the database. This approach creates numerous benefits unavailable with traditional two-tier systems, including:

     Rapid deployment. No new database must be installed, and direct access to legacy databases, including "data cleansing", allows fast prototyping of schemas without time consuming and costly data migration.

     Easy searches. Searches can be conducted using various criteria, such as attribute parameters, vendor and part number.

     Substitute components. Using a "fuzzy logic" algorithm, ItemQuest can find components that are the closest match to a set of specifications. Thus, a user can find an appropriate substitute for an unavailable component.

     Multiple search templates. Different departments within an enterprise engineering, procurement, manufacturing and quality assurance can classify the same components according to the differing needs of various groups of users.

     Capability to link related information. Relationships between components, documents, vendors and pricing are easily modeled in ItemQuest, allowing the enterprise to develop an "information web" connecting data from disparate sources such as PDM, MRP, ERP, and CAD systems.

     Virtual information access. ItemQuest allows users to store different items, such as components, documents, drawings and information on suppliers, in different tables or even different databases, with transparent access to all the information provided by ItemQuest.

     Web Access. A full Java-based Web interface makes CSM functions available through the Internet and intranets and allows direct links to the extranets of preferred vendors and content providers.

     Openness. The CORBA-compliant, three-tier client/server architecture is the standard architecture being mandated by the information technology policies of many manufacturers. As a result, ItemQuest users receive of all the CSM benefits inherent in an open CSM system.

     Database independence. This feature enables a customer to use ItemQuest on its existing database. As a result, an ItemQuest customer can save the time, money and effort associated with the purchase, installation and training on a new Data Base Management System, and allows direct access to legacy database systems without requiring costly data migration.

ItemWeb.  This product is currently under development.  Using the same
--------
technology and architecture as ItemQuest (which "pulls" components data), ItemWeb will allow a manufacturer to "push" internal parts and component data to its customers by a secured Web client search interface schema to support their MRO (Maintenance, Repair and Operations) parts needs. ICI intends to develop EC (Electronic Commerce) partnerships in the future. It is anticipated that these partners will be able, through ItemWeb, to supply their customers with easy, secured Web access to internal parts and components data. ItemWeb can also be used by distributors, dealers and brokers to provide secured parts search access and access to drawings and documents.

 PRODUCT RESEARCH AND DEVELOPMENT
---------------------------------
The Company has committed, and expects to commit in the future, substantial resources to product development, particularly ItemQuest and ItemWeb. During 1996 and 1997, the Company spent approximately $280,000 and $634,000, respectively, on product research and development activities. Research and development efforts are directed at increasing product functionality, improving product performance and expanding compatibility with third-party software.

The Company's future success will depend in part on its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments, emerging industry standards and the increasingly sophisticated needs of its customers. If the Company is unable, however, for technological or other reasons, to develop and introduce new products or enhancements, the Company's business, financial condition or results of operations could be materially adversely affected.

In addition, products as complex as ItemQuest and ItemWeb frequently contain undetected errors or failures when first introduced or when new versions are released. The Company may discover errors in certain of its products and enhancements, both before and after initial shipments, which may lead to delays or lost revenues during the period required to correct these errors.

MARKETING AND DISTRIBUTION
--------------------------

The Company markets and sells its products and services primarily through its direct sales force based in Atlanta and sales offices in San Jose, California, and Kent, England, as well as through strategic relationships. In 1997, international sales comprised 4% of the Company's revenues. The Company's sales and marketing organization consisted of 7 employees as of December 31, 1997, with plans to approximately double that number during 1998.

The ICI strategy is to expand its distribution channels to reach a broad customer base in its targeted industries. The Company's field sales force conducts multiple presentation and demonstrations of ICI's CSM solution to management and users at customer sites and ICI's Atlanta office. Sales cycles generally range from three to nine months. The Company currently ships, and in the future intends to ship, its products within a short period of time after the execution of a license, and, as a result, does not and will not have a material backlog of unfulfilled license orders at any given time.

With the continued development of ItemQuest and the introduction of ItemWeb, the Company intends to establish sales channels either through relationships it has developed with customers or through its own direct resources to establish marketing, selling and consulting relationships both domestically and internationally. In addition the Company intends to establish relationships with hardware and software vendors and systems consultants to increase the sales and distribution of ICI's products. To support its sales force, the Company intends to conduct a number of marketing programs, including public relations, telemarketing, seminars, trade shows and user groups.

In general, pricing for ItemQuest and ItemWeb will follow the industry standard of a one-time charge for each concurrent user license. In addition, there will be an optional annual maintenance charge for each license. Site licenses will be available on a special bid basis giving unrestricted use at a given company site. Volume purchase discounts for ICI's products and services will be offered on a special bid basis as well. The Company's pricing strategy will focus on capturing market share and establishing a solid base of customer references.

STRATEGIC RELATIONSHIPS
-----------------------

The Company began developing two strategic relationships in 1997 that were officially announced in February 1998. On January 23, 1998, ICI signed a terms agreement to establish a Strategic Business Alliance with IHS Engineering (a subsidiary of IHS Group, Inc.), integrating IHS Engineering's electronic component data with the ItemQuest product. As a result, engineers and procurement professionals will be able to access component information databases as well as other internal and external parts databases from within the ItemQuest CSM solution. The integrated component management tool will be jointly marketed and sold on a world-wide basis. On February 10, 1998, ICI and IBM announced the signing of an agreement whereby the ProductManager/ItemQuest integration module that seamlessly links ItemQuest and IBM's ProductManager software suite for PDM will be sold to ProductManager customers through IBM's PDM Consulting and Implementation Services organization. The ProductManager/ItemQuest integration provides a way for ProductManager customers to implement a CSM classification system in conjunction with ProductManager implementation.

 COMPETITION
------------

CSM Products and Services.  In the CSM market, ICI currently faces competition
-------------------------
principally from Aspect Development, Inc. (Aspect). The other major competitor in the CSM market, CADIS, Inc., was acquired by Aspect in December 1997. Aspect is a publicly owned, worldwide provider of enterprise-wide CSM systems for preferred parts and supplier management, parts selection, and design re-use. Management of ICI believes the Company can compete favorably with commercially available products and services in the CSM solutions market.

PDM Services.  ICI faces competition from numerous providers of services related
------------
to the PDM market, including, but not limited to large national consulting firms such as Andersen Consulting, Keane, Inc. and Decision Consultants, Inc., as well as regional and local services providers. Although barriers to entry in these markets are low, ICI Management believes the Company will be able to remain competitive on the basis of its skilled personnel, its reputation in the PDM market, and its relationships with its customers. In future years, beginning in 1998, the Company's anticipates that PDM Services will decline in relative size and importance as compared to ItemQuest and ItemWeb products and services.

EMPLOYEES
---------

As of March 16, 1998, the Company employed 56 persons, of whom 42 were based in Atlanta, 12 were based in Charlotte, North Carolina, and 1 each were based in San Jose, California, and London, England. Of the total, 7 were engaged in sales and marketing, 7 were primarily in administration, and 42 were primarily in product development and software services. No current employee of the Company is represented by a labor union with respect to his or her employment by the Company. The Company has experienced no organized work stoppage and believes its relationship with its employees to be good. The Company's future success will depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, and sales and marketing personnel. Competition for such personnel in the computer software industry is intense. The Company has from time to time experienced difficulty in locating candidates with appropriate qualifications. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse affect on the Company's business or results of operations.

Item 2.  Properties
-------------------

The Company's principal administrative, sales, marketing, support and software research and development facility is located in approximately 6,000 square feet of space in Atlanta, Georgia. This facility is leased to the Company through March 2002. The Company also leases a facility of approximately 4,500 square feet in Charlotte, North Carolina, through June 2002. The Company believes that its current facilities are adequate for its needs through the end of 1998, and that, should it be needed, suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3.  Legal Proceedings
--------------------------

On January 15, 1998 Aspect Development, Inc. and CADIS, Inc. brought an action against the Company and R. Steven Norwood, Vice President of Sales for the Company. The action was brought in the United States District Court for the Northern District of California. The suit alleges that Mr. Norwood breached alleged fiduciary and contractual obligations to his former employer, CADIS, in performing his duties as Vice President of the Company. The action further alleges that the Company and Mr. Norwood have used Aspect or CADIS trade secrets (in the form of alleged customer lists) and interfered with Aspect's business. The plaintiffs sought broad injunctive relief, as well as damages, against the Company and Mr. Norwood.

In an order dated February 19, 1998, the Court preliminarily enjoined the Company and Mr. Norwood from using information contained in certain specified customer lists and from soliciting any customers named on those lists. The

Order, which expires April 15, 1998, permits the Company to contact prospective customers that fall into certain categories, even if present on the lists, including customers that were prior or potential customers of the Company or introduced to ICI by one of its strategic marketing partners or other third party.

On March 9, 1998, the Company filed counterclaims against Aspect, including claims for actual and attempted monopolization under the Sherman Anti-Trust Act, unfair competition and interference with prospective relationships. In its counterclaims, the Company is seeking, among other things, injunctive relief and unspecified compensatory relief.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

  None


                                    PART  II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

The Company's Common Stock has been traded in the over-the-counter market and the Nasdaq National Market System since the Company's initial public offering on April 29, 1997. According to the Company's transfer agent, the Company had approximately 25 stockholders of record and 1,304 street name stockholders as of March 12, 1998. The following table sets forth the low and high sales price of the Company's Common Stock in each of the Company's last three fiscal quarters:

Year Ended December 31, 1997            High Trade  Low Trade  Dividends
----------------------------            ----------  ---------  ---------
Second Quarter (April 30 to June 30)       $10.625      $9.00      - 0 -
Third Quarter                              $ 11.50      $8.75      - 0 -
Fourth Quarter                             $12.875      $6.50      - 0 -

Item 6.  Management's  Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
         Results of Operations
         ---------------------

This section contains forward-looking statements that are subject to substantial risks and uncertainties. Actual results may differ materially from those anticipated by statements made herein. Factors that might cause such differences include, but are not limited to, those discussed in "Business Risk Factors" at the end of this section.

OVERVIEW

International CompuTex, Inc. ("ICI" or the "Company") is a software technology company that develops, markets and supports enterprise-wide client/server solutions. The Company provides consulting and implementation services for the engineering and manufacturing industries in the areas of Component and Supplier Management ("CSM") and Product Data Management ("PDM"). From the time of its incorporation in 1991 through mid-1996, all Company revenues resulted from computer software-related services with a primary focus in the area of PDM software applications. Among other applications, CSM is a major part of a PDM solution. PDM is a system of software applications, used principally by manufacturing and design companies, which allow management and control of product-related data from development and design stages through the manufacturing and post-production marketing phases of a product.

Throughout its history, ICI has provided a wide variety of services to IBM, including product development and, on a subcontract basis, customer installation, implementation and customization services relating to IBM's PDM product, ProductManager. Through December 1997, ICI derived the great majority of its revenues from consulting and implementation services rendered directly to IBM or as a subcontractor to IBM customers.

Beginning in 1995, the Company has developed ItemQuest, an object-oriented classification and search solution for CSM applications, that allows users to search, select and re-use product data design and manufacturing information based on engineering and manufacturing attributes. ItemQuest, which has the flexibility to be integrated into existing software or to operate as a stand-alone system, provides economic and strategic benefits to discrete manufacturing companies by improving design, productivity, rationalization of parts, and the implementation of strategic supplier relationships. It enables manufacturers to reduce design and development costs, increase procurement efficiencies, and shorten time to market. Management believes that the basis for the Company's next stage of growth will be the further development, delivery, support and evolution of ItemQuest. The Company is currently making the transition from a services oriented business to a solutions oriented business combining products and services. While the Company is experienced in software development as part of custom development contracts, it had no previous experience in the distribution and maintenance of its own product prior to 1997. To be successful with ItemQuest, the Company plans over the next six to twelve months to invest approximately $3.5 million of the total $9.3 million proceeds of its initial public offering to develop and implement a strategy for distribution, customer service, maintenance, pricing, marketing and sales. Functions including training and defect support must be developed, staffed and maintained.

ICI began development work on ItemQuest in April 1995. In the last quarter of 1996, the Company began generating ItemQuest revenues from four customers in a "controlled availability program". The product became generally available in April 1997. The Product Manager/Item Quest Integration ("PM/IQ") became generally available in July 1997. Management anticipates that, beginning in the second half of 1998, there will be a substantial increase in revenues generated by ItemQuest license fees as well as customer implementation and customization services related to ItemQuest. There can be no assurance, however, that the efforts to develop and market ItemQuest will be successful or profitable. In addition, as expenses related to ItemQuest increase and anticipated PDM services revenues decline in 1998, there can be no assurance that the Company will remain profitable. Furthermore, even if the development and marketing of ItemQuest is successful, there can be no assurance as to when, if ever, ItemQuest results will represent a substantial portion of the Company's revenues or net income.

RESULTS OF OPERATIONS

The following table presents for the periods indicated the percentage relationship of certain statement of operations data items to total revenues.

                                 Percentage of Total Revenues
                                 ----------------------------

Statement of Operations Data            1997    1996

Revenues
       Services and other              95.9%   95.5%
       Software                         4.1     4.5

       Total revenues                 100.0   100.0

Operating expenses
       Direct costs  services          28.3    33.1
       Direct costs  software           2.1     0.0
       Selling and marketing           11.8     8.8
       General and administrative      24.3    10.5
       Depreciation and amortization    1.8     0.8
       Research and development         7.2     0.1

       Total operating expenses        75.5    53.3

Operating income                       24.5    46.7

Other income/(expenses)                (3.3)    0.1

Income before taxes                    21.2    46.8

Provision for income taxes              4.2     0.0

Net income  historical                 17.1%   46.8%

Pro forma provision for taxes           3.5    17.6

Pro forma net income                   13.5%   29.2%

REVENUES

Total revenues increased 35% from $3,891,034 in 1996 to $5,257,070 in 1997.
This increase in operating revenues was due primarily to the increase in demand for ICI's software services, particularly related to product development efforts for IBM's ProductManager, and the increase in billing volume generated by
additional personnel hired to provide those services.   In 1997, 95.9% of the
Company's revenues, or $5,042,570, came from software services, and 4.1% of the revenues, or $214,500, came from ItemQuest license fees. In 1996, 95.5% of the Company's revenues, or $3,716,034, came from software services, and 4.5%, or $175,000, came from license fees. The Company's business continued to be heavily reliant on IBM, with 72% of revenues for 1997, or approximately $3,710,000, compared to 71% of revenues for 1996, or approximately $2,740,000, for services to IBM or related to IBM's ProductManager software product.

Management's objectives for revenues for 1998 and beyond are twofold: 1) increase non-IBM revenues as a percentage of total revenues; and 2) increase ItemQuest and ItemWeb revenues as a percentage of total revenues. The Company currently intends to continue to invest the proceeds of its initial public offering in order to implement a comprehensive marketing and development plan for ItemQuest and ItemWeb. New technologies to be developed include, among other areas, Internet and World Wide Web capabilities and technological improvements that help to position ItemQuest and ItemWeb in market segments in addition to the PDM market. As ICI undergoes a significant transition in its business with the continued development of ItemQuest and the introduction of ItemWeb, there can be no assurance that the Company will be able to sustain its historical revenue growth rate or that the Company will remain profitable in the future.

DIRECT COSTS

Direct costs for services, consisting of payroll-related expenses, increased 15.3% from $1,288,782, or 33.1% of revenues, in 1996 to $1,486,057, or 28.3% of revenues in 1997. The increase in direct costs primarily reflects the increased volume of business from 1996 to 1997 and increasing labor costs in the high technology market. The decrease in direct costs as a percent of revenues is primarily due to increased margins from fixed bid contracts in 1997.

Direct costs for software consists of amortization of software development costs. Direct costs for software increased from $0, or 0.0% of revenues, in 1996 to $111,264, or 2.1% of revenues, in 1997. This increase was caused entirely by the amortization of software development costs in 1997. Software development costs for ItemQuest of $276,372 and $125,565 were capitalized in 1996 and 1997, respectively, but amortization did not start until April 1997, when ItemQuest was available for general release to customers. Software development costs of $131,640 were capitalized in 1997 for PM/IQ, and amortization started in July 1997 when the product was available for general release.

SELLING AND MARKETING

Selling and marketing expenses increased 82.4% from $340,860, or 8.8% of revenues, in 1996 to $621,884, or 11.8% of revenues, in 1997. Payroll-related selling and marketing expenses increased 206% from $96,952 in 1996 to $297,655 in 1997, primarily as a result of increased sales personnel. Other selling and marketing expenses, including travel entertainment and trade shows increased 33% from $243,908 for 1996 to $324,229 for 1997, primarily because of increased expenses for trade shows and marketing materials. Management expects that such expenses will increase in dollar amounts and as a percentage of total revenues in the future as the Company expands its sales and marketing staff.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $1,276,736, or 24.3% of revenues, in 1997 compared to $408,538, or 10.5% of revenues, in 1996, an increase of 212%. The biggest factor in this increase was a non-recurring non-cash charge of compensation for $389,282 resulting from stock options granted to employees in January 1997. Payroll-related expenses increased 339% from $68,625 in 1996 to $301,354 in 1997 as administrative personnel were added to accommodate the increase in the Company's revenues and assets and the additional expenses related to being a public company. In addition, the Company moved to a larger office in Charlotte in June 1997, and the Company expanded its Atlanta location in June 1997. As a result, rent increased 83% from $79,495 in 1996 to $145,662 in 1997.

Management expects that, after removing the effect of the one-time expense for the January 1997 stock options, its general and administrative expenses will increase in dollar amounts and may increase as a percentage of total revenues as the Company expands its staffing, continues its geographic expansion and experiences the higher costs associated with being a public company.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 198% from $31,518, or 0.8% of revenues, in 1996 to $94,041, or 1.8% of revenues, in 1997. The contributing factor for this increase was additional fixed assets, principally computer equipment, office furniture and leasehold improvements, in 1997 versus 1996. Management expects that such expenses will increase in dollar amounts in the future, but may decrease as a percentage of total revenues in the event that revenues increase.

RESEARCH AND DEVELOPMENT

Research and development expenditures consist exclusively of engineering personnel costs. The Company expended $634,282, or 12% of total revenues, for research and development in 1997 compared to $279,737, or 7% of revenues, for 1996, an increase of 127%. This increase reflected the hiring of additional development personnel for the Company's ItemQuest and ItemWeb products. Of the amounts expended, $257,205 was capitalized in 1997, and $276,372 was capitalized in 1996. The Company began expensing research and development expenditures in July 1997, and the Company's Management anticipates that future research and development expenditures will be expensed rather than capitalized. Management expects that a significant level of research and development expenses will be required to be competitive in the future. Accordingly, the Company expects that
the absolute dollar amounts    as well as the percentage of total revenues for
research and development expenditures will increase in the future.

OTHER INCOME/EXPENSES

Other income/expenses (net) changed from interest income of $2,413 in 1996 to a net expense of $174,448 (comprised of $240,836 of interest income, $57,975 of investment income from dividends and gains, and $473,259 of interest expense) in 1997. Included in the interest expense for 1997 amount was a non-recurring non-cash charge of $319,241 that was a result of warrants issued by the Company's original stockholders in connection with the Company's Senior Debentures. The Company determined that the warrants issued in connection with the Senior Debentures had a fair market value of $2.72 per warrant or an aggregate of
$319,241, based upon 117,368 warrants granted.   An initial non-cash charge to
interest was recognized in first quarter 1997. As a result of the Company's initial public offering, the Senior Debentures were prepaid in May 1997, and the balance of the non-cash charge ($297,071) was recognized in second quarter 1997. This value ascribed to the warrants was deemed to be a contribution to capital by the original stockholders of the Company and treated as additional interest paid to the holders of the Senior Debentures.

An additional non-recurring charge to interest expense of $132,650 was recognized in 1997 related to financing costs, primarily underwriting expenses, recognized when the Senior Debentures were prepaid. The combined non-recurring interest charges were $451,891, or 9% of revenues, for 1997.

PROVISION FOR INCOME TAXES

Prior to the Company's initial public offering, the Company had elected to be treated as an S Corporation pursuant to the Internal Revenue Code for federal and state income tax purposes. The income of an S Corporation is taxable to the individual stockholders and is distributable to the stockholders without any further tax consequences. The stockholders revoked the S Corporation status on April 30, 1997 immediately prior to the closing of the Company's initial public offering, and the Company became taxable as a C Corporation from that date forward. A pro forma provision for income taxes has been presented which represents income taxes that would have been provided had the Company operated as a C Corporation throughout its history.

The historical provision for income taxes for 1997 was $218,922. The pro forma provision for taxes for 1997 was $186,000, resulting in a combined actual and pro forma income tax amount for 1997 of $404,922, or an effective tax rate of 36.3%. In 1996, the Company was an S corporation for the entire year. The pro forma provision for income taxes was $686,000, or an effective tax rate of 37.7%. If the Company is profitable for 1998, there is no reason to believe that the effective income tax rate will significantly change in either direction.

NET INCOME

The Company realized pro forma net income of $710,660, or 13.5% of revenues, in 1997 compared to $1,134,384, or 29.2% of revenues, in 1996. Net income declined both in absolute terms and as a percentage of revenues in 1997 primarily because of two factors: 1) the previously discussed non-recurring charges for compensation related to options ($389,282) and the non-recurring interest charges in connection with the Company's Senior Debentures ($319,241 related to warrants and $132,650 related to financing costs); and 2) the significant increase in the Company's expenses related to the development and marketing of ItemQuest. Management expects the combination of increased infrastructure and development expenses combined with the marketing transition taking place regarding ItemQuest to have an adverse impact on short-term earnings in 1998, and may lead to unprofitable results for part or all of 1998.

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

Consequently, the composition of the Company's cash flow changed substantially for 1997 compared to 1996. Net cash provided by operating activities increased by $40,583, or 2.5%, for 1997 ($1,683,010) compared to 1996 ($1,642,427). Net cash used by investing activities increased from $364,629 in 1996 to $1,777,632 in 1997, an increase of $1,413,003, or 388%. These investing activities included short-term investments ($1,046,562), acquisition of property and equipment ($473,842) and capitalization of software development costs ($257,228). Cash flows from financing activities changed from net cash used in 1996 of $1,239,017 versus net cash provided of $6,918,223 in 1997. Aside from the initial public offering proceeds, the other major item in this category was S Corporation distributions to stockholders, increasing from $1,215,217 in 1996 to $2,387,124 in 1997. An additional $123,003 was owed as of December 31, 1997 to the Company's original stockholders as part of the final distribution to stockholders, reflecting undistributed earnings through the Company's S Corporation termination date of April 30, 1997. As the remaining assigned accounts receivable are collected by the Company, the proceeds will be paid to the S Corporation stockholders.

The Company's initial public offering provided approximately $9,300,000 in cash proceeds to the Company in May 1997. At December 31, the Company has $6,943,351 in cash and cash equivalents, $1,046,562 in investments, and $9,014,310 in working capital. After such proceeds are applied as described in "Use of Proceeds" in the Registration Statement, the Company's Management anticipates that it will have adequate cash to fund operations for at least the next twelve months, although there can be no assurance that such funds will be adequate to fully implement the Company's long-term expansion plans.

SUBSEQUENT EVENTS

On February 2, 1998, Thybo New Ventures, Ltd., an affiliate of IHS Group, Inc. of Denver, Colorado, purchased 300,000 shares of the Company's Common Stock for $9.50 per share, generating $2,850,000 in additional capital for the Company. The purchaser obtained certain limited registration rights with respect to a portion of these shares. Emil Dahan, CEO of the Company, received exclusive voting rights with respect to such shares for a two-year period. The 300,000 shares represent approximately 8.4% of the outstanding stock of the Company.

BUSINESS RISK FACTORS

Investors in the Company should be aware of, among others, the following risks and uncertainties that could materially and adversely affect the Company and the market for the Company's securities, in addition to other risk factors mentioned in other sections of this report.

The revenues and results of operations of the Company are difficult to forecast and could be materially adversely affected by many factors, including among others, the relatively long sales and implementation cycles for the Company's products; the Company's lack of extensive prior experience in the selling, distribution and maintenance of its own software product; the lower than expected growth rate of the market for the Company's services and ItemQuest and ItemWeb products; the challenges inherent in establishing third-party sales channel relationships;

dependence on the Company's relationship with IBM and a relatively small number of other customers; increases in the Company's operating expenses; timing of introduction or enhancement of products by the Company or its competitors; market acceptance of new products and existing products; technological changes in software or database technology; personnel changes and difficulties in attracting qualified sales, marketing, technical, and consulting personnel; quality control of products sold; and economic conditions generally and in specific industry segments. Some of these factors are beyond the Company's control.

There can be no assurance that the Company's products will achieve broad market acceptance or that the Company will be successful in marketing its products or enhancements thereto. In the event that the Company's current or future competitors release new products that have more advanced features, offer better performance or are more price competitive than the Company's products, the demand for the Company's products would be materially and adversely affected.

The Company has experienced significant growth in the number of its employees, the scope of its operating and financial systems, and the geographic area of its operation, placing a significant strain on the Company's management. The Company's future results of operations will depend in part on the ability of its officers and other key employees to continue to implement and expand its operational, customer support and financial control systems and to expand, train and manage its employee base. In addition, Management believes that the Company's future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel is intense, and the Company expects that such competition will continue for the foreseeable future. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 7.  Financial Statements
-----------------------------






                          INTERNATIONAL COMPUTEX, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

                         INTERNATIONAL COMPUTEX, INC.


                               TABLE OF CONTENTS



                                                            PAGE
                                                            ----


Independent auditors' report                                F-2



Financial statements:



  Balance sheet                                             F-3



  Statements of income                                      F-4



  Statements of changes in stockholders' equity             F-5



  Statements of cash flows                                F-6 - F-7



  Notes to financial statements                           F-8 - F-18

           [LETTERHEAD OF HABIF, AROGETI & WYNNE, P.C. APPEARS HERE]




                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




To the Board of Directors and Stockholders of International CompuTex, Inc.


We have audited the accompanying balance sheet of INTERNATIONAL COMPUTEX, INC. [corporation] as of December 31, 1997, and the related statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INTERNATIONAL COMPUTEX, INC. as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.



Atlanta, Georgia

March 14, 1998, except Note M, as to which the date is March 24, 1998.

                          INTERNATIONAL COMPUTEX, INC.
                                 BALANCE SHEET
                               DECEMBER 31, 1997

                                     ASSETS

Current assets
--------------
  Cash and cash equivalents                          $6,943,351
  Accounts receivable, net of allowance of $-0-       1,146,483
  Investments                                         1,046,562
  Prepaid expenses                                      197,956
                                                     ----------
     Total current assets                             9,334,352
                                                     ----------

Property and equipment, net                             548,209
-----------------------                              ----------

Other assets
------------
  Software development costs, net of accumulated
     amortization of $111,264                           422,333
  Other                                                  10,305
                                                     ----------
                                                        432,638
                                                     ----------

                                                     $10,315,199
                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
-------------------
  Accounts payable and accrued expenses                $   76,077
  Current portion of long-term debt                         3,775
  Deferred revenue                                        117,187
  S corporation distributions payable                     123,003
                                                       ----------
     Total current liabilities                            320,042
                                                       ----------

Long-term liabilities
---------------------
  Long-term debt, net of current portion                   14,834
  Deferred taxes                                           45,202
                                                       ----------
                                                           60,036
                                                       ----------

     Total liabilities                                    380,078
                                                       ----------

Stockholders' equity
--------------------
  Common stock, $.001 par value, 20,000,000
     shares authorized; 3,250,690 shares issued and
     outstanding                                            3,251
  Additional paid-in-capital                            9,530,283
  Retained earnings                                       401,587
                                                       ----------

                                                        9,935,121
                                                       -----------

                                                      $10,315,199
                                                       ==========

See auditors' report and accompanying notes.

                          INTERNATIONAL COMPUTEX, INC.
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,

                                                1 9 9 7      1 9 9 6
                                                -------      -------
Operating revenues
------------------
 Services                                       $5,042,570    $3,716,034
 Software                                          214,500       175,000
                                                ----------    ----------
                                                 5,257,070     3,891,034
                                                 ---------    ----------

Expenses
--------
 Direct costs - services                         1,486,058     1,288,782
 Direct costs - software                           111,264             -
 Sales and marketing                               621,884       340,860
 General and administrative                      1,276,736       408,538
 Depreciation and amortization                      94,041        31,518
 Research and development                          377,057         3,365
                                                ----------    ----------
                                                 3,967,040     2,073,063
                                                ----------    ----------

  Income from operations                         1,290,030     1,817,971
                                                ----------    ----------

Other income [expense]
----------------------
 Interest income                                   240,836         3,067
 Dividend income                                    33,986             -
 Unrealized capital gains                           24,655             -
 Realized capital losses                          [    666]
 Interest expense                                 [473,259]       [  654]
                                                  --------         -----
                                                  [174,448]        2,413
                                                  --------         -----

  Income before provision for income taxes       1,115,582     1,820,384

Provision for income taxes                         218,922             -
                                                  --------        ------

     Net income - historical                       896,660     1,820,384

Pro forma provision for income taxes [Note A]      186,000       686,000
                                                ----------    ----------

Pro forma net income                            $  710,660    $1,134,384
                                                 =========     =========

Pro forma earnings per share [Note A]           $      .23    $      .50
                                                 =========     =========

Weighted average shares outstanding              3,100,898     2,287,855
                                                 =========     =========

                  See auditors' report and accompanying notes

                          INTERNATIONAL COMPUTEX, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                        Common Stock
                                    ---------------------    Additional                 Total
                                        Number   $.001 par   Paid-in     Retained    Stockholders'
                                      of shares  Stock       Capital     Earnings       Equity
                                      ---------- ----------  -------     -----------  -------------
Balances, January 1, 1996              2,125,000    $2,125   $        -    $   945,335   $   947,460

Net income                                     -         -            -      1,820,384     1,820,384

Distributions                                  -         -            -     [1,215,217]   [1,215,217]
                                      ----------   -------   ----------    -----------   -----------

Balances, December 31, 1996            2,125,000     2,125            -      1,550,502     1,552,627

Issuance of stock options [Note J]             -         -      442,382              -       442,382

Issuance of warrants [Note L]                  -         -       22,170              -        22,170

Net income as S corporation
  January 1, 1997 - April 30,
  1997                                         -         -            -        495,073       495,073

Distributions to S corporation
  shareholders [Note M]                        -         -   [  464,552]    [2,045,575]   [2,510,127]

Issuance of common stock
  in connection with initial
  public offering [Note K]             1,125,000     1,125    9,285,938              -     9,287,063

Issuance of common stock                     690         1          374              -           375

Lapse of stock options [Note J]                -         -   [   53,100]             -     [  53,100]

Issuance of warrants [Note L]                  -         -      297,071              -       297,071

Net income as C corporation
  May 1, 1997 - December 31,
  1997                                         -         -            -        401,587       401,587
                                      ----------   -------   ----------    -----------   -----------

Balances, December 31, 1997            3,250,690    $3,251   $9,530,283    $   401,587   $ 9,935,121
                                      ==========   =======   ==========    ===========   ===========

                 See auditors' report and accompanying notes.

                          INTERNATIONAL COMPUTEX, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                Increase [Decrease] In Cash and Cash Equivalents

                                                     1 9 9 7      1 9 9 6
                                                    -----------  -----------
Cash flows from operating activities
-------------------------------------
 Net income                                         $   896,660  $ 1,820,384
                                                    -----------  -----------
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization                        205,305       31,518
   Provision for bad debt                                     -       24,082
   Deferred taxes                                        45,202            -
   Noncash charge for option issuances                  389,282            -
   Noncash charge for warrant issuances                 319,241            -
   Changes in assets and liabilities
    Increase in accounts receivable                 [   126,164]  [  237,031]
    Increase in prepaid expenses                    [   184,218]  [    8,195]
    Decrease [Increase] in other assets             [    10,302]       1,029
    Increase in accounts payable and accrued
     expenses                                            30,817       10,640
    Increase in deferred revenue                        117,187            -
                                                    -----------  -----------

      Total adjustments                                 786,350   [  177,957]
                                                    -----------     --------
       Net cash provided by operating
        activities                                    1,683,010    1,642,427
                                                    -----------  -----------

Cash flows from investing activities
--------------------------------------------------
 Acquisition of property and equipment              [  473,842]   [   88,257]
 Software development costs capitalized             [  257,228]   [  276,372]
 Investments                                        [1,046,562]            -
                                                     ---------      ---------

  Net cash used by investing activities             [1,777,632]   [  364,629]
                                                     ---------      ---------

Cash flows from financing activities
--------------------------------------------------
 Deferred offering costs                                 22,424   [   22,424]
 Principal payments on long-term debt               [     4,515]  [    1,376]
 Issuance of common stock                             9,287,438            -
 S Corporation distributions paid                   [2,387,124]   [1,215,217]
                                                     ---------     ---------
  Net cash provided [used] by financing
   activities                                         6,918,223   [1,239,017]
                                                    -----------   ----------

   Net increase in cash and cash
    equivalents                                       6,823,601       38,781

Cash and cash equivalents, beginning of year            119,750       80,969
                                                    -----------  -----------

   Cash and cash equivalents, end of year           $ 6,943,351  $   119,750
                                                    ===========  ===========

               See accountants' report and selected information.

                          INTERNATIONAL COMPUTEX, INC.
                      STATEMENTS OF CASH FLOWS [CONTINUED]
                        FOR THE YEARS ENDED DECEMBER 31,

                                                             1 9 9 7           1 9 9 6
                                                          ------------       -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------

Cash paid during the years for
  Interest                                                  $ 154,018           $      -
  Taxes                                                     $ 295,000           $      -



NONCASH FINANCING AND INVESTING ACTIVITIES
------------------------------------------

Acquisition of property and equipment by long-term debt     $      -           $  24,500

Distribution to S corporation shareholders by declaring
  S corporation distribution payable.                       $  123,003          $      -

                  See auditor's report and accompanying notes

                          INTERNATIONAL COMPUTEX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    ------------------------------------------

  General:
  -------

  INTERNATIONAL COMPUTEX, INC., (the "Company"), a Georgia corporation, was formed for the purpose of development and sale of licensed computer software and computer consulting services. The Company develops, markets and supports enterprise client/server software products that enable manufacturers to improve product development and business processes through component and supplier management and product data management. The Company licenses software and provides software services both within and outside the United States.

  Cash and Cash Equivalents:
  -------------------------

  The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

  Property and Equipment:
  ----------------------

  Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized. The cost of assets sold, retired, or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts, and any resulting gain or loss is recognized.

  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

         Computer equipment                      5 years
         Office furniture and equipment        5-7 years
         Other                                   5 years

  Other Assets:
  ------------

  Other assets consists of deposits and organization costs. Organization costs are recorded at cost and amortized on a straight-line basis over a five-year period.

  Software Development Costs:
  --------------------------

  In accordance with Statement of Financial Accounting Standards No. 86,
                     --------------------------------------------------
  Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, initial costs incurred prior to the attainment of technological and marketing feasibility of products are charged to operations. Thereafter, the Company capitalizes the direct costs and allocated overhead associated with the development of software products until the point of market release. Costs incurred subsequent to the product release, and research and development performed under contract, are charged to operations.

                          INTERNATIONAL COMPUTEX, INC.
                   NOTES TO FINANCIAL STATEMENTS  [CONTINUED]
                           DECEMBER 31, 1997 AND 1996


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  [Continued]
    ------------------------------------------

  Capitalized costs are amortized over the estimated product life, which is three years, on the straight-line basis. Amortization begins when the product is available for general release to customers. Unamortized costs are carried at the lower of book value or net realizable value.

  Revenue Recognition:
  -------------------

  Revenue consists primarily of consulting services, licensing fees, and post contract customer support. The Company accounts for such revenue in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 91-1, Software Revenue Recognition, as follows:
          ----------------------------

      License revenue         Revenue from the license of software is recognized
                              after shipment of the product and fulfillment of acceptance terms, provided no significant obligations remain and collection of resulting receivable is deemed probable.

      Installation,
        consulting and
         education            When services are provided.

      Support contract        Ratably over the life of the contract from the
                              effective date.

  Income Taxes:
  ------------

  The Company had elected to be treated as an S Corporation pursuant to the Internal Revenue Code for federal and state income tax purposes, with income taxable and distributable to the individual stockholders without any further tax consequences. The stockholders revoked the S Corporation status on April 30, 1997, immediately prior to the closing of the Company's initial public offering [Note K]. Upon termination of S Corporation Status [Note M], and the Company's Initial Public Offering, the Company became taxable as a C Corporation from that date forward. A pro forma provision for income taxes has been presented that represents income taxes that would have been provided had the Company operated as a C Corporation throughout its history.

  Estimates:
  ---------

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses during the period. Actual amounts could differ from those estimates.

                          INTERNATIONAL COMPUTEX, INC.
                   NOTES TO FINANCIAL STATEMENTS  [CONTINUED]
                           DECEMBER 31, 1997 AND 1996


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  [Continued]
    ------------------------------------------

  Advertising:
  -----------

  The Company's policy is to expense advertising costs as incurred.

  Reclassifications:
  -----------------

  Certain amounts in the accompanying 1996 financial statements have been reclassified to conform to the presentation adopted in the 1997 financial statements.

B.  CASH  CONCENTRATION OF CREDIT RISK:
    ----------------------------------

  At times the Company maintains deposits in one institution which exceed the FDIC limits. At December 31, 1997, the amounts at risk were approximately $6,976,000.


C.  ACCOUNTS RECEIVABLE:
    --------------------
  Accounts receivable consist of the following at December 31, 1997:

      Billed           $1,041,015
      Unbilled             93,576
      Miscellaneous        11,892
                       ----------
                        1,146,483
      Less allowance
      for doubtful accounts  -
                         ---------
                        $1,146,483
                         =========

  The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, less the allowance for doubtful accounts.

D.  PROPERTY AND EQUIPMENT, NET:
    ---------------------------

  Property and equipment consist of the following at December 31, 1997:

     Computer equipment                 $472,100
     Office furniture and equipment      190,708
     Other                                37,785
                                        --------
                                         700,593
     Accumulated depreciation           [152,384]
                                         -------

                                       $ 548,209
                                         =======

                          INTERNATIONAL COMPUTEX, INC.
                   NOTES TO FINANCIAL STATEMENTS  [CONTINUED]
                           DECEMBER 31, 1997 AND 1996



D.  PROPERTY AND EQUIPMENT, NET:  [Continued]
    ---------------------------

  Depreciation expense for the years ended December 31, 1997 and 1996 amounted to $93,811 and $31,288, respectively.

E.  SOFTWARE DEVELOPMENT COSTS:
    --------------------------

Year ended December 31, 1997:

     Balance, beginning of year                                         $ 276,372
     Amounts capitalized                                                  257,225
     Amortization                                                       [111,264]
                                                                         -------

     Balance, end of year                                               $ 422,333
                                                                        =========

     Research and development costs incurred                            $ 634,282
     Less amounts capitalized                                           [257,225]
                                                                         -------

     Research and development charged to expense                        $ 377,057
                                                                        =========

  No amortization of capitalized software development costs was recognized in 1996, as market release had not occurred for the products. In management's opinion, the net realizable value of future sales exceeds the carrying value of unamortized software development costs; therefore, no adjustment to carrying value is required.

F.  INVESTMENTS:
    -----------

  Investments are comprised of certain debt and equity securities which are classified as trading securities in accordance with Financial Accounting Standard No. 115: Accounting for Certain Investments in Debt and Equity Securities. Accordingly, investments are recorded at fair market value and unrealized holding gains and losses are included in current period earnings.

  The carrying and fair values of investment securities at December 31, 1997 were as follows:

                                                       Gross
                              Carrying      Fair     Unrealized
                               Value       Value       Gains
                             ----------  ----------  ----------

     Corporate securities    $1,021,907  $1,046,562     $24,655
                             ==========  ==========  ==========


                          INTERNATIONAL COMPUTEX, INC.
                   NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                           DECEMBER 31, 1997 AND 1996



G.  LONG-TERM DEBT:
    --------------

  Long-term debt consists of the following at December 31, 1997:

     Note payable, due in monthly installments of
        $507 including principal and interest at 8.75%
        per annum through September 1, 2001, secured
        by vehicle.                            $ 18,609
     Less:  amount due within one year         [  3,775]
                                                -------
                                               $ 14,384
                                                =======

  Maturity of long-term debt is as follows:

     December 31,
     ----------------------------------------

   1998                                  $ 3,775
   1999                                    4,988
   2000                                    5,442
   2001                                    4,404
                                         -------
                                         $18,609
                                         =======

H.  LEASES AND COMMITMENTS AND CONTINGENCIES:
    ----------------------------------------

  Operating Leases:
  ----------------

  The Company maintains operating leases for office space. Rent expense for the years ended December 31, 1997 and 1996 totaled $169,621 and $79,496, respectively.

  The future minimum lease commitments are as follows:

 December 31,
 ------------
   1998                                 $175,889
   1999                                  180,419
   2000                                  185,272
   2001                                  191,065
   2002                                   69,718
                                        --------

                                        $802,363
                                         =======

                          INTERNATIONAL COMPUTEX, INC.
                   NOTES TO FINANCIAL STATEMENTS  [CONTINUED]
                           DECEMBER 31, 1997 AND 1996



H.  LEASES AND COMMITMENTS AND CONTINGENCIES:  [Continued]
    ----------------------------------------

  Pending Litigation:
  ------------------

  On January 15, 1998, Aspect Development, Inc. and CADIS, Inc. brought an action against the Company and R. Steven Norwood [Norwood], Vice President of Sales for the Company. The action was brought in the United States District Court for the Northern District of California. The suit alleges that Norwood breached alleged fiduciary and contractual obligations to his former employer, CADIS, in performing his duties as Vice President of the Company. The action further alleges that the Company and Norwood have used Aspect or CADIS trade secrets (in the form of alleged customer lists) and interfered with Aspect's business. The plaintiffs sought broad injunctive relief, as well as damages, against the Company and Norwood.

  In an order dated February 19, 1998, the Court preliminarily enjoined the Company and Norwood from using information contained in certain specified customer lists and from soliciting any customers named on those lists. The order, which expires April 15, 1998, permits the Company to contact prospective customers that fall into certain categories, even if present on the lists, including customers that were prior or potential customers of the Company or introduced to ICI by one of its strategic marketing partners or other third party.

  On March 9, 1998, the Company filed counterclaims against Aspect, including claims for actual and attempted monopolization under the Sherman Anti-Trust Act, unfair competition and interference with prospective relationships. In its counterclaims, the Company is seeking, among other things, injunctive relief and unspecified compensatory relief.

I.    INCOME TAXES:
      -------------

  The provision for income taxes consist of:

Current taxes:
 Federal                 $128,205
 State                     45,515
                          -------
                          173,720
                          -------
Deferred Taxes:
 Federal                   38,008
 State                      7,194
                          -------
                           45,202
                          -------

 Total                   $218,922
                         ========


                          INTERNATIONAL COMPUTEX, INC.
                   NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                           DECEMBER 31, 1997 AND 1996


I.  INCOME TAXES:  [Continued]
    ------------

  The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 31, 1997 are presented below:

     Non-Current:
     Deferred tax asset
       Stock options                     $146,759
                                         --------

     Deferred tax liability:
       Accumulated depreciation            32,742
       Accumulated amortization           159,219
                                         --------
                                          191,961
                                         --------

       Net deferred tax liability        $ 45,202
                                         ========

J.  EMPLOYEE BENEFIT PLANS:
    ----------------------

  401(k) Plan:
  -----------

  Effective July 1, 1995, the Company adopted a qualified defined contribution plan, under Section 401(k) of the Internal Revenue code. Under the plan, employees may elect to contribute up to fifteen percent (15%) of their salary, subject to Internal Revenue Service limits. The company contributes a matching fifty percent (50%) of the first five percent (5%) of employee contributions. In addition, the plan allows for the Company to make discretionary contributions based on the participant's salary. The Company made discretionary contributions of $-0- for 1997 and 1996. Company matching contributions totaled $43,998 for 1997 and $29,143 for 1996.

  Stock Option Plan:
  -----------------

  The Company adopted the 1995 Restricted Nonqualified Incentive Stock Option Plan (the "1995 Plan"), effective August 1, 1995, for officers and key employees, which provided for non-qualified stock options. Options to purchase 173,311 shares of common stock have been granted at $.543 per share. Of that amount, 2,760 options have been terminated as a result of employee terminations and 690 options have been exercised, resulting in 169,861 options outstanding under the 1995 Plan. The 1995 Plan was terminated, prospectively effective December 20, 1996.

  The Company adopted the 1996 Stock Option Plan, effective December 20, 1996 (the "1996 Plan"). Under the 1996 Plan, which provides for issuance of either incentive stock options or nonqualified stock options, the maximum number of shares of common stock for which options may be granted is 500,000 shares reduced by the number of shares outstanding under or issued pursuant to stock options granted under the 1995 Plan. In January 1997, the Company granted stock options to 31 employees, covering an aggregate of 163,200 shares of common stock, at an exercise price of $4.80 per share.

                          INTERNATIONAL COMPUTEX, INC.
                   NOTES TO FINANCIAL STATEMENTS  [CONTINUED]
                           DECEMBER 31, 1997 AND 1996



J.  EMPLOYEE BENEFIT PLAN:  [Continued]
    ---------------------

  Stock Option Plan:  [Continued]
  -----------------

  For financial statement purposes, the Company has determined that the current value of the common stock at the grant date totaled $7.75, which results in a $2.95 per option charge to compensation expense. During the year, 31,240 of these options expired as a result of employee terminations. Accordingly, the results of operations for 1997 were affected by a noncash charge for compensation expense of $389,282.

  Options may be granted to employees (including officers), consultants, advisors and directors, although only employees and directors and officers who are also employees may receive "incentive stock options" intended to qualify for certain tax treatment. The exercise price of stock options at the grant date is determined by management. Options granted under the Option Plans generally vest over a four-year period and have a term of ten years, expiring in 2006 and 2007. The fair value of the options granted, prior to the IPO, at prices of $.543 and $4.80 were determined by management. All other options were issued at the closing price on the date of grant. The following is a summary of transactions:

                                                  Shares Under Option
                                              --------------------------
                                            1 9 9 7                1 9 9 6
                                      ---------------------  ------------------
                                                   Weighted               Weighted
                                                   Average                Average
                                       Number      Exercise    Number     Exercise
                                       of shares   Price       of shares  Price
                                       ----------  ----------  ---------  --------

Outstanding, beginning of year          173,311      $ .543    74,511     $.543

Granted during the year                 255,700       6.268    98,800      .543

Exercised during the year             [     690]       .543         -

Expired during the year               [  34,000]      4.454         -
                                        -------                -------

Outstanding, end of year                 394,321      3.918   173,311      .543
                                         =======              =======

Eligible, end of year for exercise
 currently                                41,948       .543    18,628      .543
                                         =======              =======

  At December 31, 1997 and 1996, there were 105,879 and 326,689 shares, respectively, reserved for future grants.

                          INTERNATIONAL COMPUTEX, INC.
                   NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                           DECEMBER 31, 1997 AND 1996



J.  EMPLOYEE BENEFIT PLAN:  [Continued]
    ---------------------

  Statement of Financial Accounting Standards No. 123:
  ---------------------------------------------------

  During 1995, the Financial Accounting Standards Board issued SFAS 123 which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost of those plans using the method of accounting prescribed by APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this statement had been applied.

  The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed for pro forma disclosure purposes the value of options granted during 1997, subsequent to the IPO, using the Black-Scholes option-pricing model as prescribed by SFAS 123. The following weighted average assumptions were used for grants in 1997:

       Risk-free interest rate            6.2%
       Expected dividend yield            0.0%
       Expected lives                       5 years
       Expected volatility               36.3%

  The total value of options granted during 1997 was computed as approximately $345,000, which would be amortized on a pro forma basis over the four-year vesting period of the options. If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income and pro forma net income per share to the year ended December 31, 1997 would have been as follows:

                                            As Reported    Pro Forma
                                            -----------    --------
       Pro forma net income                 $710,660       $656,899
       Pro forma net income per share       $    .23       $    .21

K.  STOCKHOLDERS' EQUITY:
    --------------------

  Initial Public Offering:
  -----------------------

  The Company completed its initial public offering of 1,125,000 shares of common stock at $9.50 per share on May 5, 1997. Net proceeds to the Company amounted to $9,287,063.

                          INTERNATIONAL COMPUTEX, INC.
                   NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                           DECEMBER 31, 1997 AND 1996



K.  STOCKHOLDERS' EQUITY: [Continued]
    --------------------

  Stock Splits:
  ------------

  Effective January 23, 1996, the Board of Directors authorized a 1,000 for 1 forward stock split of the Company's common stock, to be effected in the form of a stock dividend. Effective December 20, 1996, the Board of Directors authorized a 2.7597 for 1 forward stock split to be effected in the form of a stock dividend. After these splits, a total of 2,125,000 shares were issued and outstanding. Retroactive effect has been given to these splits in the accompanying financial statements.

L.  SENIOR DEBENTURES:
    -----------------

  In January 1997, the Company received proceeds from the sale of senior debentures in the amount of $1,115,000 at 6% interest per annum, payable semi-annually, with the principal amount due in January 2000. Purchasers of the senior debentures received warrants from the stockholders of the Company to purchase 117,368 shares of common stock held by these stockholders at 60% of the initial public offering price. As a result of its initial public offering and the terms of the senior debentures, the Company prepaid in whole the senior debentures principal with accrued interest of $19,795 on May 5, 1997, and the stockholders issued 117,368 warrants at an exercise price of $5.70 per share, or 60% of the initial public offering price of $9.50 per share. The issuance of the warrants and prepayment of the senior debentures resulted in the Company taking a noncash, nonrecurring charge to interest expense of $319,241. The prepayment of the senior debentures resulted in the Company recognizing interest expense of $132,650 related to financing costs of the senior debentures, primarily sales commissions.

M.  TERMINATION OF S CORPORATION STATUS:
    -----------------------------------

  On April 30, 1997, the Company's shareholders, in accordance with the Company's original S Corporation Termination, Tax Allocation and Indemnification Agreement (the "Agreement") dated March 24, 1997, elected to terminate the Company's status as an S corporation, and the Company became subject to federal and state income taxes. Under the amended Agreement, dated March 24, 1998, $2,360,127 was distributed to the S Corporation stockholders by an assignment of accounts receivable and cash equaling the Company's stockholders' equity less common stock of $2,125 as of April 30, 1997. Additionally, prior to April 30, 1997 the Company distributed $150,000 in cash to the pre-IPO stockholders.

                          INTERNATIONAL COMPUTEX, INC.
                   NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                           DECEMBER 31, 1997 AND 1996



N.  MAJOR CUSTOMER INFORMATION:
    --------------------------

  During the years ended December 31, 1997 and 1996, revenue from IBM totaled approximately $3,710,000 and $2,740,000, respectively. These amounts accounted for 71% and 70% of total revenues, respectively. The amount due from IBM included in accounts receivable, totaled approximately $ 574,000 at December 31, 1997.

O.  SUBSEQUENT EVENTS:
    -----------------

  On February 2, 1998, the Company issued and sold to Thybo New Ventures Limited (Thybo), a Bermuda corporation, and an affiliate of IHS Group, Inc. of Denver, Colorado 300,000 shares of common stock of the Company, at $9.50 per share. Payment of the purchase price was made on February 2, 1998. No commissions or finders fees were payable out of the $2,850,000 proceeds of this private placement.

  Pursuant to the Common Stock Purchase Agreement between the Company and Thybo, Thybo granted to Haim E. Dahan, the Chief Executive Officer of the Company, exclusive voting rights with respect to the 300,000 shares for a two-year period commencing February 2, 1998, so long as those shares are held by Thybo or an affiliate during that period.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

  None


                                   PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

Information regarding the directors of the Company is incorporated by reference to the information set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997 (the "1998 Proxy Statement").

The executive officers of the Company who are elected by and serve at the discretion of the Board of Directors, and their ages as of March 16, 1998, are as follows:

Name                      Age                   Position
----                      ---                   --------
Haim Emil Dahan            37       Chairman of the Board and Chief Executive Officer
Lawrence D. Duckworth      51       President and Chief Operating Officer
Michael J. Galvin          32       Vice President of Research and Development
Patricia Tuxbury Salem     34       Treasurer and Director of Product Data Management Services
Ron Friedman               37       Vice President of Operations
R. Steven Norwood          40       Vice President of Sales
Ralph E. Walter            49       Chief Financial Officer

Mr. Dahan founded the Company in 1991 and has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since January 1993. Prior to such time, from November 1989 to October 1992, he was a technical specialist for AGS Information Services, Inc. Mr. Dahan received his M.Sc. in Mathematics and Computer Science from Ben-Gurion University, Israel in 1986.

Mr. Duckworth joined the Company as President and Chief Operating Officer in December 1997. Prior to joining ICI, he held the following positions: President of Carrecker-Antinori, Inc., a financial industry software solutions company based in Dallas, Texas, from February 1997 to November 1997; Chief Executive Officer of Antinori Software, Inc., a banking industry software company located in Atlanta, Georgia, from October 1995 to January 1997; Chief Executive Officer of Momentum Software, Inc., a messaging middleware software company based in Boston, Massachusetts, from August 1993 to September 1995; and President of Intercomputer Communications, a data communications company located in Cincinnati, Ohio, from March 1985 to April 1993. Mr. Duckworth received a B.A. degree in Economics from Marshall University in 1969 and an M.B.A. degree in Marketing and Finance from Virginia Polytechnic Institute in 1973.

Mr. Galvin joined the Company in August 1993 as Technical Director and is currently Vice-President of Research and Development. Prior to joining the Company, he was a Senior Analyst with Worldspan from March 1991 to August 1993. Mr. Galvin received a Bachelor of Science degree in Computer Science from the Southern College of Technology in 1988.

Ms. Salem joined the Company in June 1993 as Systems Analyst and has served as Treasurer of the Company since that time. From February 1990 to May 1993, she Salem worked as a consultant for AGS Information Services, Inc., focusing on the development of software for the manufacturing sector and specializing in Product Data Management (PDM). Ms. Salem graduated from the University of Vermont in 1985 with a Bachelor of Science degree in Electrical Engineering.

Mr. Friedman joined the Company in October 1995 as Vice President of Operations. Prior to such time, from January 1993 to September 1995, he served as Program Manager and Technical Liaison at Elbit Fort Worth, a defense system development provider. From January 1983 to January 1993, Mr. Friedman served in various technical and managerial positions at Elbit Defense System, Ltd., a defense system solution provider. Mr. Friedman received a B.A. degree in Mathematics and Computer Science from the University of Haifa, Israel in 1988.

Mr. Norwood joined the Company as Vice President of Sales in December 1997. Prior to joining ICI, he was Eastern Area Vice President for CADIS, Inc., a manufacturer of CSM software, from October 1994 to December 1997. Prior to that, from October 1984 to September 1994, Mr. Norwood held various sales executive positions with Computervision Corporation, a manufacturer of computer aided design and engineering data management software. Mr. Norwood received a Bachelor of Science degree in Marketing with a minor in Computer Science from Appalachian State University in 1980.

Mr. Walter joined the Company as Controller and Chief Accounting Officer in 1997 and was named Chief Financial Officer in July 1997. Prior to such time, Mr. Walter worked as a self-employed corporate finance and accounting consultant from May 1992 to March 1997, specializing in startup companies and small businesses. During that period, he served as Controller of H-G International, Inc., a food distributor and franchiser located in Deerfield Beach, Florida, from May 1993 to December 1995. Mr. Walter received a B.A. degree in Liberal Arts from University of Pennsylvania in 1970 and an M.B.A. degree with a finance concentration from Carnegie Mellon University in 1977.

Item 10.  Executive Compensation
--------------------------------

This information is set forth under the caption "Certain Information Regarding Executive Officers and Directors" in the Company's 1998 Proxy Statement, which information is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

This information is set forth under the caption "Security Ownership" in the Company's 1998 Proxy Statement, which information is incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

This information is set forth under the caption "Certain Information Regarding Executive Officers and Directors -- Certain Transactions" in the Company's 1998 Proxy Statement, which information is incorporated herein by reference.


Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Documents filed as part of this report.

     1.  Financial Statements;

          All financial statements of the Company as described in Item 7 of this report on Form 10-KSB

     2.   Financial statement schedule included in Part III of this Form:

                                                                          Page
                                                                          ----
          Report of Independent Auditors                                   __

  All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

  3.  Exhibits

  The following exhibits are filed herewith or incorporated herein by reference:

          3.1 The Company's Amended and Restated Articles of Incorporation included as Exhibit 2.1 to the Registration Statement No. 0-22137 on Form 10-SB filed by the Company on February 11, 1997 (the "Form 10-SB), and incorporated herein by this reference.

          3.2 The Company's Amended and Restated By-Laws dated December 17, 1996, included as Exhibit 2.2 to the Form 10-SB, and incorporated herein by this reference.

          10.1 The Company's 1995 Restricted Non-qualified Incentive Stock Option Plan, dated August 1, 1995, included as Exhibit 6.1 to the Form 10-SB, and incorporated herein by this reference.

          10.2 The Company's 1996 Stock Option Plan, as amended, included as Exhibit 4.2 to the S-8 Registration Statement of the Company, Registration No. 333-31861, and incorporated herein by this reference.

          10.3 Offer Letter from the Company to Lawrence D. Duckworth, dated December 19, 1997.

          10.4 Offer Letter from the Company to R. Steven Norwood, dated November 25, 1997.

          10.5 Common Stock Purchase Agreement between the Company and Thybo New Ventures Limited, dated January 29, 1998.

          10.6 Agreement Terms, IHS/ICI Strategic Business Alliance, dated January 23, 1998

          10.7 Subcontractor Agreement/Statement of Work between the Company and IBM, for the development of the PM/IQ base integration module, dated January 7, 1998.

          10.8 Amendment to S Corporation Termination, Tax Allocation and Indemnification Agreement dated March 24, 1998.

          10.9 S Corporation Termination, Tax Allocation and Indemnification Agreement dated as of March 24, 1997, included as Exhibit 10.11 to the Company's Registration Statement on Form SB-2, File No. 333-21647 (the "Form SB-2") and incorporated herein by this reference.

          10.10 Forms of Stock Option Agreements, included as Exhibit 6.3 in the Form 10-SB and incorporated herein by this reference.

          10.11 Form of Indemnity Agreement between the Company and its directors and executive officers.

          10.12 Form of Warrant attached to Senior Debentures, included as
                Exhibit 6.6 in the Form 10-SB and incorporated herein by this reference.

          10.13 Offer Letter to Ron Friedman, dated September 15, 1995, included as Exhibit 6.7 in the Form 10-SB and incorporated herein by this reference.

          10.14 Lease Agreement between Company and Riveredge One Associates, Ltd., dated April 1, 1997, included as Exhibit 10.12 to the Form SB-2.

          10.15 Subcontractor Agreement between the Company and IBM, dated September 17, 1996, included as Exhibit 10.13 to the Form SB-2.

          10.16 Subcontractor Agreement between the Company and IBM, dated August 27, 1993, as amended, included as Exhibit 10.14 to the Form SB-2.

          11.1  Statement re: Computation of Per Share Earnings (Loss).

          23.1  Independent Auditors' Consent.

(b)  Reports on Form 8-K

The Company did not file a report on Form 8-K during the fourth quarter of the recently completed fiscal year.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.


                                  INTERNATIONAL COMPUTEX, INC.


                                  By: /s/ Haim E. Dahan
                                     ----------------------------
                                          Haim E. Dahan
                                      Chairman of the Board and
                                       Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

       Signature                            Title                      Date

/s/ Haim E. Dahan                 Chairman of the Board and
----------------------------      Chief Executive Officer              March 30, 1998
    Haim E. Dahan

/s/ Michael J. Galvin             Vice President of Research and
----------------------------      Development and Director             March 30, 1998
    Michael J. Galvin

/s/ Patricia Tuxbury Salem        Treasurer, Director of Product Data
----------------------------      Management Services and Director     March 30, 1998
    Patricia Tuxbury Salem

/s/ Leo Benatar                   Director
----------------------------                                           March 30, 1998
    Leo Benatar

/s/ Hugh E. Sawyer                Director
----------------------------                                           March 30, 1998
    Hugh E. Sawyer

/s/ Ralph E. Walter               Chief Financial Officer and
----------------------------      Chief Accounting Officer             March 30, 1998
    Ralph E. Walter


Exhibit No.  Description of Exhibit                             Page No.
-----------  ----------------------                             --------


10.3        Offer Letter from the Company to
            Lawrence D. Duckworth, dated
            December 19, 1997.

10.4        Offer Letter from the Company to R.
            Steven Norwood, dated November
            25, 1997.

10.5        Common Stock Purchase Agreement
            between the Company and Thybo New
            Ventures Limited, dated January 29, 1998.

10.6        Agreement Terms, IHS/ICI Strategic
            Business Alliance, dated January 23, 1998.

10.7        Subcontractor Agreement/Statement of
            Work between the Company and IBM, for the development of the PM/IQ base integration module, dated January 7, 1998.

10.8        Amendment to S Corporation Termination,
            Tax Allocation and Indemnification Agreement, dated March 24, 1998.

10.11 Form of Indemnity Agreement between the Company and its directors and executive officers.

11.1        Statement re: Computation of Per Share
            Earnings (Loss).

23.1        Independent Auditors' Consent.