Form 10QSB
period 1998-03-31
INTERNATIONAL COMPUTEX INC
filed 1998-05-15
CIK 1030681

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _____________


Commission File Number 1-12909


                         INTERNATIONAL COMPUTEX, INC.
       (Exact name of small business issuer as specified in its charter)


         GEORGIA                                      58-1938206
(State or other jurisdiction of             (I.R.S.Employer Identification No.)
incorporation or organization)

                   5500 INTERSTATE NORTH PARKWAY, SUITE 507
                               ATLANTA, GA 30328
                   (Address of principal executive offices)

                                (770) 953-1464
               (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

As of May 10, 1998, there were 3,576,630 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format
(Check one):
Yes  [_]   No [x]

                         INTERNATIONAL COMPUTEX, INC.
                                  FORM 10-QSB
                                     INDEX


PART I.     Financial Information

          Item 1.   Financial Statements (Unaudited)

                    Balance Sheets
                    December 31, 1997 and March 31, 1998

                    Statements of Income
                    Three Months Ended March 31, 1997 and March 31, 1998

                    Statements of Cash Flows
                    Three Months Ended March 31, 1997 and March 31, 1998

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

          Item 3.   Defaults Upon Senior Securities

          Item 4.   Submission of Matters to a Vote of Security Holders

          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K

                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                         INTERNATIONAL COMPUTEX, INC.
                                BALANCE SHEETS
                                  (UNAUDITED)

                                                       December 31,   March 31,
                                                          1997          1998
                                                       ------------  ----------
ASSETS

Current assets:
     Cash and cash equivalents                       $ 6,943,351   $ 8,225,773
     Accounts receivable, net                          1,146,483     1,004,131
     Investments available for sale                    1,046,562     2,069,128
     Prepaid expenses                                    197,956       255,175
                                                     -----------   -----------
     Total current assets                              9,334,352    11,554,207

Property and equipment, net                              548,209       702,056
Software development costs, net                          422,333       377,867
Other assets                                              10,305         9,055
                                                     -----------   -----------
                                                     $10,315,199   $12,643,185
                                                     ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                 $    76,077   $   261,712
    Deferred revenue                                     117,187       596,049
    S Corporation distribution payable                   123,003        48,003
    Current portion of long-term debt                      3,775         3,500
                                                     -----------   -----------
    Total current liabilities                            320,042       909,264

Long-term liabilities:
    Long-term debt, net of current portion                14,834        13,587
    Deferred income taxes                                 45,202        45,202
                                                     -----------   -----------
                                                          60,036        58,789

    Total liabilities                                    380,078       968,053
                                                     -----------   -----------
Stockholders' equity
    Common stock, $.001 par value,
        20,000,000 shares authorized;
        3,250,000 and 3,550,690 shares issued and         3,251         3,551
        outstanding at December 31, 1997 and
        March 31, 1998, respectively
    Additional paid in capital                         9,530,283    11,204,481
    Retained earnings                                    401,587       467,100
                                                     -----------   -----------
    Total stockholders' equity                         9,935,121    11,675,132
                                                     -----------   -----------
                                                     $10,315,199   $12,643,185
                                                     ===========   ===========

See accompanying notes to financial statements.

                         INTERNATIONAL COMPUTEX, INC.
                             STATEMENTS OF INCOME
                                  (UNAUDITED)


                                         Three Months ended March 31,
                                             1997          1998
                                         -----------   -----------
Revenues
    Services and other                    $1,278,319    $1,326,375
    Software                                  80,000       292,500
                                         -----------   -----------
Total revenues                             1,358,319     1,618,875
                                         -----------   -----------

Expenses
    Direct costs - services                  334,619       552,187
    Direct costs - software                        0        44,466
    Selling and marketing                    105,510       424,223
    General and administrative               593,622       440,021
    Depreciation                              15,300        37,220
    Research and development                       0       143,807
                                         -----------   -----------
Total operating expenses                   1,049,051     1,641,924
                                         -----------   -----------
         Income (loss) from operations       309,268       (23,049)
                                         -----------   -----------
Other income (expense)
     Investment income                         3,176       128,207
     Interest expense                        (35,550)            0
                                         -----------   -----------
         Total other income (expense)        (32,374)      128,207
                                         -----------   -----------

         Income before income taxes          276,894       105,158
Provision for income taxes [Note 2]                0        39,645
                                         -----------   -----------
         Net income                          276,894        65,513

Pro forma provision
   for income taxes [Note 2]                 104,389             0
                                         -----------   -----------

Pro forma net income                      $  172,505    $   65,513
                                         ===========   ===========

Earnings per share:
     Basic                                $     0.08    $     0.02
                                         ===========   ===========
     Diluted                              $     0.07    $     0.02
                                         ===========   ===========
Weighted average common and
common equivalent shares outstanding:
     Basic                                 2,125,000     3,440,590
                                         ===========   ===========
     Diluted                               2,357,836     3,666,028
                                         ===========   ===========

See accompanying notes to financial statements.

                         INTERNATIONAL COMPUTEX, INC.
                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)


                                                                 Three months ended March 31,
                                                                         1997          1998
                                                                     -----------   -----------
Cash flows from operating activities
    Net Income                                                       $   276,894   $    65,513
                                                                     -----------   -----------

    Adjustments to reconcile net income to net cash
    provided by operating activities
       Depreciation and amortization                                      25,200        81,686
       Non-cash charge: options                                          442,382             0
       Non-cash charge: warrants                                          22,170             0
       Changes in assets and liabilities
          Decrease [Increase] in accounts receivable                    (438,748)      142,352
          Increase  in prepaid expenses                                   (6,969)      (57,219)
          Decrease [Increase] in other assets                             (6,229)        1,250
          Increase in accounts payable                                   100,364       185,635
          Increase in deferred revenue                                         0       478,862
                                                                     -----------   -----------
               Total adjustments                                         138,170       832,566
                                                                     -----------   -----------

                  Net cash provided by operating activities              415,064       898,079
                                                                     -----------   -----------
Cash flows from investing activities
    Acquisition of property and equipment                               (115,240)     (191,067)
    Software development costs capitalized                              (129,380)            0
    Increase in investments                                                    0    (1,022,566)
                                                                     -----------   -----------
                  Net cash used in investing activities                 (244,620)   (1,213,633)
                                                                     -----------   -----------
Cash flows from financing activities
    Principal payments on long-term debt                                  (1,014)       (1,522)
    Stockholder distributions paid                                             0       (75,000)
    Deferred offering costs                                             (222,177)            0
    Proceeds from senior secured debentures                            1,115,000             0
    Proceeds from private placement                                            0     1,674,498
                                                                     -----------   -----------
                  Net cash provided by financing activities              891,809     1,597,976
                                                                     -----------   -----------

Net increase in cash                                                   1,062,253     1,282,422
Cash and cash equivalents, beginning of period                           119,750     6,943,351
                                                                     -----------   -----------
Cash and cash equivalents, end of period                              $1,182,003   $ 8,225,773
                                                                     ===========   ===========

See accompanying notes to financial statements.

                         INTERNATIONAL COMPUTEX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared by International CompuTex, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB. The financial information included herein is unaudited; however, the information reflects all adjustments that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.  INCOME TAXES

  During the prior period, the Company had elected to be treated as an S Corporation pursuant to the Internal Revenue Code for federal and state income tax purposes, with income taxable and distributable to the individual stockholders without any further tax consequences to the Company. The stockholders revoked the S Corporation status on April 30, 1997, immediately prior to the closing of the Company's initial public offering (see Note 4, Termination of S Corporation Status, and Note 5, Initial Public Offering), and the Company became taxable as a C Corporation from that date forward. A pro forma provision for income taxes has been presented for first quarter 1997 that represents income taxes that would have been provided had the Company operated as a C Corporation during that period.

3.  1997 SENIOR DEBENTURES

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

4.  TERMINATION OF S CORPORATION STATUS

  On April 30, 1997, the Company's shareholders, in accordance with the Company's S Corporation Termination, Tax Allocation and Indemnification Agreement (the "Agreement") dated March 24, 1997 and amended March 24, 1998, elected to terminate the Company's status as an S corporation, and the Company became subject to federal and state income taxes. Under the Agreement, $2,418,765 was distributed to the S Corporation stockholders by an assignment of accounts receivable and cash equaling the Company's Stockholders' Equity as of April 30, 1997.

5.  INITIAL PUBLIC OFFERING

  The Company completed its initial public offering of 1,125,000 shares of Common Stock at $9.50 per share on May 5, 1997. Net proceeds to the Company amounted to $9,287,063.

6.  1998 PRIVATE PLACEMENT

  On February 2, 1998, the Company issued and sold to Thybo New Ventures Limited (a Bermuda corporation), an affiliate of IHS Group, Inc. ("IHS") of Denver, Colorado, 300,000 shares of common stock of the Company. No commissions or
finders fees were payable.   The net proceeds from the transaction were
$2,823,498, of which $1,674,498 was allocated to the sale of common stock based on a fair market valuation of the unregistered, non-voting stock on the date of issuance of $5.67 per share. The balance of the proceeds was allocated to deferred services revenues under the terms and conditions of the related Strategic Business Alliance entered into by the Company with IHS on January 23, 1998, of which $574,500 was recognized under the percentage of completion basis in the first quarter of 1998, and $574,500 will be recognized in the second quarter of 1998.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited financial statements and the related notes as of and for the three months ended March 31, 1998 included elsewhere herein and Management's Discussion and Analysis included as part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

FORWARD LOOKING STATEMENTS

  The discussion in this Report contains forward-looking statements that are subject to substantial risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Report, and the risks discussed in the "Business Risk Factors" section in the Company's Form 10-KSB.

OVERVIEW

  International CompuTex, Inc. ("ICI" or the "Company") is a software technology and services company that develops, markets and supports enterprise-wide client/server solutions for discrete manufacturing companies world-wide. The Company provides consulting and implementation services for the engineering and manufacturing industries in the areas of Component and Supplier Management ("CSM") and Product Data Management ("PDM"). From the time of its incorporation in 1991 through mid-1996, all Company revenues resulted from computer software-related services with a primary focus in the area of PDM software applications. Among other applications, CSM is a major part of a PDM solution. PDM is a system of software applications, used principally by manufacturing and design companies, which allows management and control of product-related data from development and design stages through the manufacturing and post-production marketing phases of a product.

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

  Beginning in 1995, the Company has developed ItemQuest, an object-oriented classification and search solution for CSM applications, that allows users in design engineering and procurement to search, select and re-use product data design and manufacturing information based on engineering and manufacturing attributes. ItemQuest, which has the flexibility to be integrated into existing software or to operate as a stand-alone system, provides economic and strategic benefits to discrete manufacturing companies by improving design, productivity, rationalization of parts, and the implementation of strategic supplier relationships. It enables manufacturers to reduce design and development costs, increase procurement efficiencies, and shorten new products time to market. Management believes that the basis for the Company's next stage of growth will be the further development, delivery, support and evolution of ItemQuest. The Company is currently making the transition from a services oriented business to a solutions oriented business combining products and services. While the Company is experienced in software development as part of custom development contracts, it had no previous experience in the distribution and maintenance of its own product prior to 1997. To be successful with ItemQuest, the Company plans over the next six to twelve months to invest approximately $3.5 million of the total $9.3 million proceeds of its initial public offering to develop and implement a strategy for distribution, customer service, maintenance, pricing, marketing and sales. Functions including training and defect support must be developed, staffed and maintained.

  ICI began development work on ItemQuest in April 1995. In the last quarter of 1996, the Company began generating ItemQuest revenues from four customers in a "controlled availability program". The product became generally available in April 1997, but was not actively marketed. The ProductManager/ItemQuest Integration ("PM/IQ") became generally available in July 1997. The Company's ItemWeb product, part of the ItemQuest product suite, is currently under development. Using the same architecture as ItemQuest (which "pulls" components data), ItemWeb will allow a manufacturer to "push" internal parts and component data to its customers by a secured Web client search interface schema. Management anticipates that, beginning in the second half of 1998, there will be an increase in revenues generated by ItemQuest license fees as well as customer implementation and customization services. There can be no assurance, however, that the efforts to develop and market ItemQuest will be successful or
profitable.   Furthermore, even if the development and marketing of ItemQuest is successful, there can be no assurance as to when, if ever, ItemQuest results will represent a substantial portion of the Company's revenues or net income.

RESULTS OF OPERATIONS

REVENUES

  Revenues increased $260,556, or 19%, from $1,358,319 for the three months ended March 31, 1997 to $1,618,875 for the same period in 1998, reflecting increases in the Company's revenues from both software and software services. Software revenue increased 266% from $80,000 in first quarter 1997 to $292,500 in first quarter 1998. This increase in software revenues was due primarily to the increased marketing and development efforts begun by the Company in late 1997, as part of the transition to a software solutions-based company. Software services and other revenue increased $48,056, or 4%, from $1,278,319 in first quarter 1997 to $1,326,375 in first quarter 1998. $574,500 of the 1998 services and other revenue, or 43%, were from revenues related to the Strategic Business Alliance entered into with IHS Group, Inc. (IHS) of Denver, Colorado, in January 1998, arising from the investment by IHS in common stock of the Company in February 1998. An additional $574,500 of revenue related to the IHS Strategic Business Alliance was treated as deferred revenue to be recognized in second quarter 1998.

  Revenue consists primarily of consulting services, licensing fees, and post contract customer support. The Company accounts for such revenue in accordance with the AICPA Statement of Position 97-2, Software Revenue Recognition.
Revenue from the license of software is recognized after shipment of the product and fulfillment of acceptance terms, provided no significant obligations remain and collection of resulting receivable is deemed probable. Services revenue is recognized when services are provided. Support revenue is recognized ratably over the life of the contract from the effective date. Deferred revenue represents payments received from customers or billings invoiced to customers for software and services billed in advance of revenue recognition.

DIRECT COSTS

  Direct costs for services consisting of payroll-related expenses increased $217,568 or 65%, from $334,619, or 26% of services and other revenues, in first quarter of 1997, to $552,187, or 42% of services and other revenues, in first quarter 1998. There were no direct costs for software revenues in 1997 because amortization of software development costs had not begun. Direct costs for software revenues in first quarter 1998 were $44,466, or 15% of software revenues, comprised of amortization of software development costs.

SELLING AND MARKETING

  Selling and marketing expenses increased 302% from $105,510, or 8% of revenues, in first quarter 1997 to $424,223, or 26% of revenues, in first quarter 1998. Payroll-related selling and marketing expenses increased 258% from $65,120 in first quarter 1997 to $232,924 in first quarter 1998 as a result of increased sales and sales management personnel. Other selling and marketing expenses, including marketing, travel, entertainment and trade shows, increased 374% from $40,390 in first quarter 1997 to $191,299 as the Company continued the planned implementation of its marketing program related to ItemQuest.

GENERAL AND ADMINISTRATIVE

  General and administrative expenses were $593,622, or 44% of revenues, in first quarter 1997 compared to $440,021, or 27% of revenues, in first quarter 1998, a decrease of 26%. In first quarter 1997, there was a non-cash charge for compensation expense of $448,483 resulting from stock options granted to employees in January 1997. Without this charge, general and administrative expenses for first quarter 1997 would have been $145,139, or 11% of revenues, and general and administrative expenses would have increased 203% from 1997 to 1998. Payroll-related expenses increased 28% from $58,644 in the 1997 period to $74,782 in the 1998 period as administrative personnel were added to accommodate the increase in the Company's revenues and assets and the additional expenses related to being a public company. In addition, the Company moved to a larger office in Charlotte in June 1997, and the Company expanded its Atlanta location in June 1997. As a result, rent increased 97% from $21,739 in first quarter 1997 to $42,728 in first quarter 1998. Legal and accounting expenses increased from $13,431, or 1% of revenues, in first quarter 1997 to $192,969, or 12% of revenues, in first quarter 1998. This increase is primarily due to the legal proceedings between the Company and Aspect Development, Inc. and CADIS, Inc. (see Part II, Item 1 - "Legal Proceedings").

DEPRECIATION

  Depreciation increased 143% from $15,300, or 1% of revenues, in first quarter 1997 to 37,220, or 2% of revenues, in first quarter 1998. The contributing factor for this increase was additional fixed assets purchases in 1998 versus 1997.

RESEARCH AND DEVELOPMENT

  The Company expended $143,807, or 9% of total revenues, for product development in first quarter 1998 compared to $129,380, or 9% of revenues, for first quarter 1997, an increase of 11%. This increase reflected the hiring of additional development personnel for the Company's ItemQuest product suite. Of the amounts expended, none was capitalized in 1998, and the entire $129,380 was capitalized in 1997. The Company began expensing product development expenditures in July 1997, after general availability of the Company's products.

OTHER INCOME (EXPENSE)

  Other income (expense) net changed from $32,374 (net interest expense) related to the Company's Senior Debentures in first quarter 1997 to $128,207 (investment income) in first quarter 1998. This change was the net result of the Company paying off the Senior Debentures in May 1997, and earning investment income on the Company's cash and investments accounts resulting from proceeds of the Company's initial public offering in April 1997 and private placement in January 1998.

PROVISION FOR INCOME TAXES

  The Company had elected to be treated as an S Corporation pursuant to the Internal Revenue Code for federal and state income tax purposes. The income of an S Corporation is taxable to the individual stockholders and is distributable to the stockholders without any further tax consequences. The stockholders revoked the S Corporation status on April 30, 1997 immediately prior to the closing of the Company's initial public offering, and the Company became taxable as a C Corporation from that date forward. A pro forma provision for income taxes has been presented for first quarter 1997 which represents income taxes that would have been provided had the Company operated as a C Corporation throughout its history. An effective income tax rate of 37.7% has been used for financial statement purposes both before and after the S Corporation termination. The first quarter 1998 results are actual because the Company was a C corporation during the period.

NET INCOME AND EARNINGS PER SHARE

  The Company realized pro forma net income of $172,505, or $.07 per share (diluted), for first quarter 1997 compared to net income of $65,513, or $.02 per
share (diluted) for first quarter 1998.   Net income declined in 1998 primarily
due to significant increases in administrative, sales and marketing, and product development expenses related to the purposeful development and enhancement of ItemQuest and ItemWeb.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital increased $1,630,633 from $9,014,310 as of December 31, 1997 to $10,644,943 as of March 31, 1998. This increase principally reflects proceeds received from the Company's private equity placement in January 1998. In the three months ended March 31, 1998, the Company had cash provided from operations of $898,079 as compared to cash provided from operations of $415,064 in the three months ended March 31, 1997. This increase is primarily due to an increase in deferred revenues resulting from services to be provided under the strategic business alliance the Company entered into with IHS Group in first quarter 1998. In the three months ended March 31, 1998, the Company used net cash in investing activities of $1,213,633 as compared to $244,620 in the three months ended March 31, 1997. Cash used in investing activities resulted from an increase in short-term investments of $1,022,566 and acquisition of fixed assets totaling $191,067. Cash provided by financing activities of $1,597,976 in the three months ended March 31, 1998 resulted primarily from proceeds received from the Company's private equity placement in first quarter 1997. Cash provided by financing activities for the three months ended March 31, 1997 totaled $891,809 primarily as a result of the Company's Senior Debentures issued in first quarter 1997.

  The Company's management anticipates that it will have adequate cash to fund operations for at least the next twelve months, although there can be no assurance that such funds will be adequate to fully implement the Company's long-term expansion plans.

PRIVATE PLACEMENT

  On February 2, 1998, Thybo New Ventures Limited, an affiliate of IHS Group, Inc. ("IHS") of Denver, Colorado, purchased 300,000 shares of the Company's Common Stock. No commissions or finders fees were payable. The gross proceeds from the transaction were $2,850,000, or $9.50 per share. For accounting purposes, based on a valuation performed as of the date of issuance, the Company determined that the fair market value of the restricted stock was $5.67 per share, with resultant par value and paid in capital of $1,674,498, net of closing costs. The purchaser obtained certain limited registration rights with respect to a portion of these shares. Emil Dahan, CEO of the Company, received exclusive voting rights with respect to such shares for a two-year period. The 300,000 shares represent approximately 8.4% of the outstanding stock of the Company.

  The balance of the proceeds ($1,149,000) was treated as deferred services revenue related to the Strategic Business Alliance entered into with IHS on January 23, 1998. $574,500 of the services revenue was recognized in first quarter 1998, and the remaining $574,500 of services revenue will be recognized in second quarter 1998.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

        On January 15, 1998, Aspect Development, Inc. and CADIS, Inc. brought an action against the Company and R. Steven Norwood, Vice President of Sales for the Company. The action was brought in the United States District Court for the Northern District of California. The suit alleged that Mr. Norwood breached alleged fiduciary and contractual obligations to his former employer, CADIS, in performing his duties as Vice President of the Company. The action further alleged that the Company and Mr. Norwood have used Aspect or CADIS trade secrets (in the form of alleged customer lists) and interfered with Aspect's business. The plaintiffs sought broad injunctive relief, as well as damages, against the Company and Mr. Norwood.

        In an order dated February 19, 1998, the Court preliminarily enjoined the Company and Mr. Norwood from using information contained in certain specified customer lists and from soliciting any customers named on those lists. The Order, which expired April 15, 1998, permitted the Company to contact prospective customers that fall into certain categories, even if present on the lists, including customers that were prior or potential customers of the Company or introduced to ICI by one of its strategic marketing partners or other third party.

        On March 9, 1998, the Company filed counterclaims against Aspect, including claims for actual and attempted monopolization under the Sherman Anti-Trust Act, unfair competition and interference with prospective relationships. In its counterclaims, the Company is seeking, among other things, injunctive relief and unspecified compensatory relief.

        As with any substantial litigation, there can be no assurance that the outcome of this case will be favorable to the Company, or that it will not have a material adverse impact on the business, operations, and financial condition of the Company, resulting from an adverse decision, the expense of pursuing the litigation and the diversion of management attention.


Item 2. Changes in Securities and Use of Proceeds

        (a) Initial Public Offering

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

        Date Offering Commenced:  April 30, 1997

        Unsold Securities: Underwriter's option to purchase 168,750 shares for over-allotment was not exercised

        Managing Underwriter:  H.J. Meyers & Co., Inc.

        Title of Securities:
               Common stock, par value $0.001 per share
               Warrant to purchase common stock
               Common stock issuable upon exercise of warrant

        Securities sold:
               Title:                          Common stock
               Amount registered:                1,293,750
               Aggregate price registered:     $12,290,625
               Amount sold:                      1,125,000
               Aggregate sold:                 $10,687,500

        Expenses:
               Underwriting discounts and commissions:     $   961,875
               Expenses paid to underwriters:                  226,862
               Other expenses:                                 211,700

               Total expenses                              $ 1,400,437

               Net Offering proceeds:                      $ 9,287,063

        Use of proceeds to date:
               Construction of facilities:                 $   121,409
               Purchase of equipment:                          442,908
               Repayment of indebtedness:                    1,134,795
               Marketing and sales                             940,000
               Working capital                               6,647,951

               Net Offering proceeds                       $ 9,287,063

        There were no direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; or to affiliates of the issuer.


        (b)  February 2, 1998 Private Placement

        Date of Offering:               February 2, 1998

        Title of Securities:            Common stock, par value $0.001 per share

        Securities sold:
               Amount sold:                300,000
               Aggregate Proceeds:      $2,850,000

        Expenses:
               Underwriting discounts and commissions:    None
               Expenses paid to underwriters:             None
               Other expenses:                            $   26,502

               Total expenses:                            $   26,502

               Net Offering proceeds:                     $2,823,498

Use of proceeds to date:
     Construction of facilities:       $        0
     Purchase of equipment:            $        0
     Repayment of indebtedness:        $        0
     Marketing and sales:              $        0
     Working capital:                  $2,823,498

There were no underwriters or finders fees associated with this private placement.

Shares were offered and sold solely to Thybo New Ventures Limited, a Bermuda corporation. The Company relied upon Rules 505 and 506, promulgated under Sections 3(b) and 4(2) of the Securities Act of 1933, for an exemption from the registration requirements of such Act, as well as reliance upon Sections 4(2) and 4(6). The basis for this reliance was the accredited status of the sole investor and the limited nature of the offering to a single, highly sophisticated investor. A Form D was filed with respect to this offering, on a timely basis.

Item 3.  Defaults Upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:     None

Item 5.  Other Information:  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
               11.1 Computation of Earnings Per Share
               27.1 Financial Data Schedule

         (b)  Reports on Form 8-K

               Form 8-K dated February 6, 1998 reporting under Item 5 the issuance and sale of 300,000 shares of common stock of the Company at $9.50 per share to Thybo New Ventures Limited, a Bermuda corporation and affiliate of IHS Group, Inc. of Denver Colorado.

               Form 8-K dated February 26, 1998 reporting under Item 5 the Company's press release related to litigation between the Company and Aspect Development, Inc. and its subsidiary CADIS, Inc. in the United States District Court for the Northern District of California.

               Form 8-K dated April 28, 1998 reporting under Item 4 the Company's change in independent auditors to KPMG Peat Marwick LLP effective April 21, 1998 to commence with the fiscal year ending December 31, 1998.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             INTERNATIONAL COMPUTEX, INC.


                                             By: /s/ Haim E. Dahan
                                                     -------------

                                                 Haim E. Dahan

                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                                             By: /s/ Ralph E. Walter
                                                     ---------------

                                                 Ralph E. Walter

                                                 Chief Financial Officer
                                                 (Principal Financial Officer)


May 14, 1998