Form 10QSB
period 1998-06-30
INTERNATIONAL COMPUTEX INC
filed 1998-08-13
CIK 1030681

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of August 10, 1998, there were 3,577,380 shares of common stock, $0.001 par value, outstanding.


Transitional Small Business Disclosure Format
(Check one):
Yes  [ ]   No [X]

                          INTERNATIONAL COMPUTEX, INC.
                                  FORM 10-QSB
                                     INDEX


PART I.    Financial Information

         Item 1. Financial Statements  (Unaudited)

                 Balance Sheets
                 December 31, 1997 and June 30, 1998

                 Statements of Income
                 Three Months and Six Months Ended June 30, 1997 and June 30,
                 1998

                 Statements of Cash Flows
                 Six Months Ended June 30, 1997 and June 30, 1998

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                         PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                          INTERNATIONAL COMPUTEX, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                      December 31,    June 30,
                                                         1997          1998
                                                     ------------   -----------
ASSETS

Current assets:
     Cash and cash equivalents                        $ 6,943,351   $ 7,434,936
     Accounts receivable, net                           1,146,483     1,120,420
     Investments available for sale                     1,046,562     2,093,477
     Prepaid expenses                                     197,956       274,935
                                                     ------------   -----------
     Total current assets                               9,334,352    10,923,768

Property and equipment, net                               548,209       753,258
Software development costs, net                           422,333       333,401
Other assets                                               10,305         9,055
                                                     ------------   -----------
                                                      $10,315,199   $12,019,482
                                                      ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                 $     76,077  $    144,415
    Deferred revenue                                      117,187        88,918
    S Corporation distribution payable                    123,003             0
    Current portion of long-term debt                       3,775         3,500
                                                     ------------  ------------
    Total current liabilities                             320,042       236,833

Long-term liabilities:
    Long-term debt, net of current portion                 14,834        12,065
    Deferred income taxes                                  45,202        45,202
                                                     ------------  ------------
                                                           60,036        57,267

    Total liabilities                                     380,078       294,100
                                                     ------------  ------------
Stockholders' equity
    Common stock, $.001 par value,
        20,000,000 shares authorized;
        3,250,690 and 3,577,380 shares issued and
        outstanding at December 31, 1997 and
        June 30, 1998, respectively                         3,251         3,577
    Additional paid in capital                          9,530,283    11,222,140
    Retained earnings                                     401,587       499,665
                                                     ------------  ------------
  Total stockholders' equity                            9,935,121    11,725,382
                                                     ------------  ------------
                                                     $ 10,315,199  $ 12,019,482
                                                     ============  ============
See accompanying notes to financial statements.

                          INTERNATIONAL COMPUTEX, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                          Three Months ended June 30,           Six Months ended June 30,
                                              1997             1998                1997            1998
Revenues
      Services and other [Note 6]         $1,368,872         $1,370,745         $2,647,191        $2,697,120
      Software                               143,000            175,076            223,000           467,576
                                          ----------         ----------         ----------        ----------
Total revenues                             1,511,872          1,545,821          2,870,191         3,164,696
                                          ----------         ----------         ----------        ----------
Operating expenses
  Direct costs - services                    358,639            566,297            683,358         1,118,484
  Direct costs - software                          0             44,466                  0            88,932
  Selling and marketing                      135,314            440,296            240,824           864,519
  General and administrative                 179,688            375,976            330,928           815,997
  Depreciation                                34,500             41,000             59,700            78,220
  Research and development                         0            153,841                  0           297,648

  Non-cash charge for compensation                 0                  0            442,382                 0
                                           ----------         ----------         ----------        ----------
Total operating expenses                     708,141          1,621,876          1,757,192         3,263,800
                                           ----------         ----------         ----------        ----------
         Income (loss) from operations       803,731            (76,055)         1,112,999           (99,104)
                                           ----------         ----------         ----------        ----------
Other income (expense)
  Investment income                           65,183            128,327             68,359           256,534
  Interest expense                          (436,775)                 0           (472,325)                0
                                           ----------         ----------         ----------        ----------
         Total other income (expense)       (371,592)           128,327           (403,966)          256,534
                                           ----------         ----------         ----------        ----------

         Income before income taxes          432,139             52,272            709,033           157,430

Provision for income taxes [Note 2]           45,000             19,707             45,000            59,352
                                           ----------         ----------         ----------        ----------
         Net income                          387,139             32,565            664,033            98,078

Pro forma provision
  for income taxes [Note 2]                  117,916                  0            222,305                 0
                                           ----------         ----------         ----------        ----------
Pro forma net income                       $  269,223         $   32,565         $  441,728        $   98,078
                                           ==========         ==========         ==========        ==========
Earnings per share (Pro forma for 1997):
   Basic                                   $      .09         $      .01         $      .16        $      .03
   Diluted                                 $      .09         $      .01         $      .16        $      .03
                                           ==========         ==========         ==========        ==========

Weighted average common and
 common equivalent shares
 outstanding:
   Basic:                                   2,875,000          3,573,320          2,500,000         3,508,963
   Diluted:                                 3,112,596          3,688,504          2,737,596         3,649,112
                                            =========          =========          =========         =========

See accompanying notes to financial statements.

                          INTERNATIONAL COMPUTEX, INC.
                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                            Six months ended June 30,
                                                                                1997           1998
                                                                          --------------   --------------

Cash flows from operating activities
    Net Income                                                            $     664,033    $      98,078
                                                                          --------------   --------------

    Adjustments to reconcile net income to net cash
    provided by operating activities
         Depreciation and amortization                                           59,700          167,152
         Non-cash charge: options                                               442,382                0
         Non-cash charge: warrants                                              319,241                0
         Changes in assets and liabilities
           [Increase] decrease in accounts receivable                          (397,653)          26,063
           Decrease [Increase] in prepaid expenses                                5,467          (76,979)
           Decrease in other assets                                                 344            1,250
           Increase in accounts payable                                          66,333           68,338
           Decrease in deferred revenue                                               0          (28,269)
                                                                          --------------   --------------
                Total adjustments                                               495,814          157,555
                                                                           --------------   --------------
                   Net cash provided by operating activities                  1,159,847          255,633
                                                                          --------------   --------------
Cash flows from investing activities
    Acquisition of property and equipment                                      (248,521)        (283,269)
    Software development costs capitalized                                     (280,615)               0
    Increase in investments                                                           0       (1,046,915)
                                                                          --------------   --------------
                   Net cash used in investing activities                       (529,136)      (1,330,184)
                                                                          --------------   --------------
Cash flows from financing activities
    Principal payments on long-term debt                                         (1,898)          (3,044)
    Stockholder distributions paid                                           (1,796,124)        (123,003)
    Initial public offering proceeds, net                                     9,353,382                0
    Proceeds from private placement, net                                              0        1,674,498
    Proceeds from exercise of options                                                 0           17,685
                                                                          --------------   --------------
                Net cash provided by financing activities                     7,555,360        1,566,136
                                                                          --------------   --------------

Net increase in cash                                                          8,186,071          491,585
Cash and cash equivalents, beginning of period                                  119,750        6,943,351
                                                                          --------------   --------------
Cash and cash equivalents, end of period                                  $   8,305,821    $   7,434,936
                                                                          ==============   ==============


See accompanying notes to financial statements.

                          INTERNATIONAL COMPUTEX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared by International CompuTex, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB. The financial information included herein is unaudited; however, the information reflects all adjustments that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.  INCOME TAXES

        During part of the prior period, the Company had elected to be treated as an S Corporation pursuant to the Internal Revenue Code for federal and state income tax purposes, with income taxable and distributable to the individual stockholders without any further tax consequences to the Company. The stockholders revoked the S Corporation status on April 30, 1997, immediately prior to the closing of the Company's initial public offering (see Note 4, Termination of S Corporation Status, and Note 5, Initial Public Offering), and the Company became taxable as a C Corporation from that date forward. A pro forma provision for income taxes has been presented for January 1 through April 30, 1997 that represents income taxes that would have been provided had the Company operated as a C Corporation during that period.

3.  1997 SENIOR  DEBENTURES

        In January 1997, the Company received proceeds from the sale of Senior Debentures in the amount of $1,115,000 at 6% interest per annum, payable semi-annually, with the principal amount due in January 2000. Purchasers of the Senior Debentures received Warrants from the stockholders of the Company to purchase 117,368 shares of common stock held by these stockholders at 60% of the initial public offering price. As a result of its initial public offering and the terms of the Senior Debentures, the Company prepaid the Senior Debentures principal with accrued interest of $19,795 in whole on May 5, 1997, and the stockholders issued 117,368 Warrants at an exercise price of $5.70 per share, or 60% of the initial public offering price of $9.50 per share. The issuance of the Warrants resulted in the Company taking a non-cash non-recurring charge to interest expense of $319,241 in 1997. The prepayment of the Senior Debentures resulted in the Company recognizing interest expense of $132,650 in 1997 related to financing costs of the Senior Debentures, primarily sales commissions.

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

6.  1998 PRIVATE PLACEMENT

        On February 2, 1998, the Company issued and sold to Thybo New Ventures Limited (a Bermuda corporation), an affiliate of IHS Group, Inc. ("IHS") of Denver, Colorado, 300,000 shares of common stock of the Company. No commissions or finders fees were payable. The net proceeds from the transaction were $2,823,498, of which $1,674,498 was allocated to the sale of common stock based on a fair market valuation of the unregistered, non-voting stock on the date of issuance of $5.67 per share. The balance of the proceeds was allocated to deferred services revenues under the terms and conditions of the related Strategic Business Alliance entered into by the Company with IHS on January 23, 1998, of which $574,500 was recognized under the percentage of completion basis in the first quarter of 1998, and $574,500 was recognized in the second quarter of 1998.

7.  PENDING LITIGATION

        The Company is a party in pending litigation between the Company and Aspect Development and CADIS, Inc., discussed in Part II, Item 1 of the Company's 10-QSB for the quarter ended March 31, 1998. There can be no assurance that the outcome of this case will be favorable to the Company, or that it will not have a material adverse impact on the business, operations, and financial condition of the Company.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

        Revenue Recognition

        On January 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition, issued by the Accounting Standards Executive Committee in October 1997, effective for financial statements for fiscal years beginning after December 15, 1997. The implementation of this statement has not had a material impact on the Company's unaudited condensed financial statements.

        Comprehensive Income

        On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, issued by the Financial Accounting Standards Board ("FASB") in June 1997, effective for the years beginning after December 15, 1997. Comprehensive income includes all changes in equity during a period except those resulting in investments by owners and distributions to owners. The implementation of this statement has had no impact on the Company's unaudited condensed financial statements.

        Other

        The Company continues to evaluate the requirements of Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, issued by the FASB in June 1997, effective for fiscal years beginning December 15, 1997. The provisions of this standard do not apply to interim periods in the year of adoption.



  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited financial statements and the related notes as of and for the six months ended June 30, 1998 included elsewhere herein and Management's Discussion and Analysis included as part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

        Beginning in 1995, the Company has developed ItemQuest, an object-oriented CSM solution, that allows users in design engineering and procurement to search, select and re-use product data design and manufacturing information based on engineering and manufacturing attributes. ItemQuest, which has the flexibility to be integrated into existing software or to operate as a stand-alone system, provides economic and strategic benefits to discrete manufacturing companies by improving design, productivity, rationalization of parts, and the implementation of strategic supplier relationships. It enables manufacturers to reduce design and development costs, increase procurement efficiencies, and shorten new products time to market. Management believes that the basis for the Company's next stage of growth will be the further development, delivery, support and evolution of ItemQuest. The Company is continuing to make the transition from a services oriented business to a solutions oriented business combining products and services. To be successful with ItemQuest, the Company plans over the next six to twelve months to invest approximately $4 million of the total $9.3 million proceeds of its initial public offering to develop and implement a strategy for distribution, customer service, maintenance, pricing, marketing and sales, in addition to the approximately $3.2 million invested since the Company's initial public offering.

        ICI began development work on ItemQuest in April 1995. In the last quarter of 1996, the Company began generating ItemQuest revenues from four customers in a "controlled availability program". The product became generally available in April 1997, but was not actively marketed. The ProductManager/ItemQuest Integration ("PM/IQ") became generally available in July 1997. The Company's ItemWeb product, part of the ItemQuest product suite, is currently under development. Using the same architecture as ItemQuest (which "pulls" components data), ItemWeb will allow a manufacturer to "push" internal parts and component data to its customers by a secured Web client search interface schema. Management anticipates that, beginning in the second half of 1998, there will be a gradual increase in revenues generated by ItemQuest license fees as well as implementation and customization services revenues from ItemQuest customers. There can be no assurance, however, that the efforts to develop, implement and market ItemQuest will be successful or profitable. Furthermore, even if the development and marketing of ItemQuest is successful, there can be no assurance as to when, if ever, ItemQuest results will represent a substantial portion of the Company's revenues or net income.


RESULTS OF OPERATIONS


REVENUES

        Revenues increased $294,505, or 10%, from $2,870,191 for the six months ended June 30, 1997 to $3,164,696 for the same period in 1998. Software revenue increased $244,576, or 110%, from $223,000 in 1997 to $467,576 in 1998 due primarily to the increased marketing and development efforts begun by the Company in late 1997, as part of the transition to a software solutions-based company. Software services and other revenue increased $49,929, or 2%, from $2,647,191 in the six months ended June 30, 1997 to $2,697,120 in 1998.

        Revenues increased $33,949, or 2%, from $1,511,872 for the three months ended June 30, 1997 to $1,545,821 for the same period in 1998, reflecting increases in the Company's software revenues. Software revenue increased $32,076, or 22% from $143,000 in second quarter 1997 to $175,076 in second quarter 1998. Services and other revenue in second quarter 1998 were substantially unchanged from the same period in 1997. The relative levels of software revenues and services and other revenue for the second quarter can be attributed to the same factors as discussed above for the six-month periods.

        One-time revenues in the amount of $1,149,000, or 43% of the services and other revenue, were related to services performed under the Strategic Business Alliance entered into with IHS Group, Inc. (IHS) of Denver, Colorado, in January 1998, arising from the investment by Thybo New Ventures Limited, an affiliate of IHS, in common stock of the Company in February 1998. The revenue was recognized using the percentage of completion method with $574,500 recognized for each of the first and second quarters of 1998. The Thybo/IHS revenue offset a decline in PDM services revenue of approximately $570,000 in second quarter 1998 and $1,100,000 for the six months ended June 30, 1998 compared to prior year amounts. This decline in PDM services revenue was part of the Company's planned transition from a PDM services oriented business.

        Revenue consists primarily of consulting services, licensing fees, and post contract customer support. The Company accounts for such revenue in accordance with the AICPA Statement of Position 97-2, Software Revenue Recognition. Revenue from the license of software is recognized after shipment of the product and fulfillment of acceptance terms, provided collection of resulting receivable is deemed probable. Services revenue is recognized when services are provided. Support revenue is recognized ratably over the life of the contract from the effective date. Deferred revenue represents payments received from customers or billings invoiced to customers for software and services billed in advance of revenue recognition.


DIRECT COSTS

        Direct costs for services consisting of payroll-related expenses increased $435,126, or 64%, from $683,358, or 26% of services and other revenues, for the six months ended June 30, 1997 to $1,118,484, or 41% of services and other revenues, for the six months ended June 30, 1998. Direct costs were lower as a percentage of revenues in 1997 because of certain fixed bid contracts which resulted in higher than normal margins. There were no direct costs for software revenues in the 1997 period because amortization of software development costs had not begun due to the software products not yet reaching general availability. Direct costs for software revenues in the six months ended June 30, 1998 were $88,932, or 19% of software revenues, comprised of amortization of software development costs.

        Direct costs for services consisting of payroll-related expenses increased $207,658, or 58%, from $358,639, or 26% of services and other revenues, in second quarter 1997, to $566,297, or 41% of services and other revenues, in second quarter 1998. As in the six-month periods, direct costs were lower as a percentage of revenues in 1997 because of certain fixed bid contracts which resulted in higher than normal margins. There were no direct costs for software revenues in second quarter 1997 because amortization of software development costs had not begun due to the software products not yet reaching general availability. Direct costs for software revenues in second quarter 1998 were $44,466, or 25% of software revenues, comprised of amortization of software development costs.


SELLING AND MARKETING

        Selling and marketing expenses increased $623,695, or 259%, from $240,824, or 8% of total revenues, in the six months ended June 30, 1997 to $864,519, or 27% of total revenues, in the six months ended June 30, 1998. Payroll-related selling and marketing expenses increased $343,410, or 264%, from $130,211 in 1997 to $473,621 in 1998 as a result of increased sales, marketing, and sales management personnel. Other selling and marketing expenses, including marketing, travel, trade shows and collateral materials, increased $280,285, or 253%, from $110,613 in 1997 to $390,898 in 1998 as the Company continued the planned implementation of its marketing program related to ItemQuest.

        Selling and marketing expenses increased $304,982, or 225%, from $135,314, or 9% of total revenues, in second quarter 1997 to $440,296, or 28% of revenues, in second quarter 1998. Payroll-related selling and marketing expenses increased $177,449, or 281%, from $63,248 in second quarter 1997 to $240,697 in second quarter 1998 as a result of increased sales, marketing, and sales management personnel. Other selling and marketing expenses, including marketing, travel, trade shows, and collateral materials, increased $127,533, or 177%, from $72,066 in second quarter 1997 to $199,599 in second quarter 1998 as the Company continued the planned implementation of its marketing program related to ItemQuest.


GENERAL AND ADMINISTRATIVE

        General and administrative expenses were $330,928, or 12% of revenues, for the six months ended June 30, 1997, compared to $815,997, or 26% of revenues, for the six months ended June 30, 1998, an increase of $485,069, or 147%. Payroll-related expenses increased $55,110, or 43%, from $127,348 in 1997 to $182,458 in 1998 as administrative personnel were added to accommodate the increase in the Company's revenues and assets and the additional demands related to being a public company. Other general and administrative expenses increased $429,958, or 211%, from $203,580 in the six months ended 1997 to $633,539 in the six months ended June 30, 1998.

The largest increases were in legal and accounting expenses, primarily due to the legal proceedings between the Company and Aspect Development, Inc. and CADIS, Inc. (see Part II, Item 1 "Legal Proceedings"), insurance expenses, primarily due to directors' and officers' insurance made necessary by the Company's initial public offering, and rent, due to the Company's move to new, larger office facilities in Charlotte in June 1997 and expanding its Atlanta location in June 1997.

        General and administrative expenses were $179,688, or 12% of revenues, in second quarter 1997 compared to $375,976, or 24% of revenues, in second quarter 1998, an increase of $196,288, or 109%. Payroll-related expenses increased $35,840, or 50%, from $71,836 in the 1997 period to $107,676 in the 1998 period. Other general and administrative expenses increased $160,448, or 149%, from $107,852 in 1997 to $268,300 in 1998. The same factors affecting the six-month period expenses accounted for the increases in second quarter expenses.

DEPRECIATION

        Depreciation increased $18,520, or 31%, from $59,700, or 2% of revenues, in the six months ended June 30, 1997 to 78,220, or 2% of revenues, in the six months ended June 30, 1998. Depreciation increased $6,500, or 19%, from $34,500, or 2% of revenues, in second quarter 1997 to $41,000, or 3% of revenues, in second quarter 1998. The contributing factor for these increases was additional fixed assets purchases in 1998 versus 1997.

RESEARCH AND DEVELOPMENT

        The Company expended $280,615, or 10% of total revenues, for research and development in the six months ended June 30, 1997, compared to $297,648, or 9% of revenues, in the six months ended June 30, 1998, an increase of $17,033, or 1%. Of the amounts expended, the entire $280,615 was capitalized in 1997, and the entire $297,648 was expensed in 1998. The Company began expensing research and development expenditures in July 1997, after the Company's ItemQuest product became generally available.

        The Company expended $151,235, or 10% of total revenues, for research and development in second quarter 1998 compared to $153,841 or 10% of revenues, for second quarter 1997, an increase of $2,606. Of the amounts expended, the entire $151,235 was capitalized in 1997, and the entire $153,841 was expensed in 1998. The Company began expensing research and development expenditures in July 1997, after general availability of the Company's products.

OTHER INCOME (EXPENSE)

        Other income (expense) net changed from $403,966 (net interest expense) related to the Company's Senior Debentures in the six months ended June 30, 1997 to $256,534 (investment income) in 1998. Other income (expense) net changed from $371,592 (net interest expense) related to the Company's Senior Debentures in second quarter 1997 to $128,327 (investment income) in first quarter 1998. These changes were the net result of the Company paying off the Senior Debentures in May 1997, and earning investment income on the Company's cash and investments accounts resulting from proceeds of the Company's initial public offering in April 1997 and private placement in January 1998. Included in the 1997 interest expense amounts was a non-recurring non-cash charge of $319,241 (six-month period) and $297,071 (three-month period) that was a result of warrants issued by the Company's original stockholders in connection with the Senior Debentures. The Company determined that the warrants had a fair market value of $2.72 per warrant or an aggregate of $319,241 based upon 117,368 warrants granted. As a result of the Company's initial public offering, the Senior Debentures were prepaid in May 1997, and the balance of the non-cash charge ($297,071) was recognized in second quarter 1997. This value ascribed to the warrants was deemed to be a contribution to capital by the original stockholders of the Company and treated as additional interest paid to the holders of the Senior Debentures. An additional non-recurring charge to interest expense of $132,650 was recognized in the three months ended June 30, 1997 related to financing costs, primarily underwriting expenses, recognized when the Senior Debentures were prepaid.



PROVISION FOR INCOME TAXES

        Prior to its initial public offering, the Company had elected to be treated as an S Corporation pursuant to the Internal Revenue Code for federal and state income tax purposes. The income of an S Corporation is taxable to the individual stockholders and is distributable to the stockholders without any further tax consequences. The stockholders revoked the S Corporation status on April 30, 1997 immediately prior to the closing of the Company's initial public offering, and the Company became taxable as a C Corporation from that date forward. A pro forma provision for income taxes has been presented for January through April 1997, which represents income taxes that would have been provided had the Company operated as a C Corporation throughout its history. An effective income tax rate of 37.7% has been used for financial statement purposes both before and after the S Corporation termination. The 1998 results are actual because the Company was a C corporation during the period.


NET INCOME AND EARNINGS PER SHARE

        The Company realized pro forma net income of $441,728, or $.16 per share (diluted), for the six months ended June 30, 1997 compared to net income of $98,078, or $.03 per share (diluted) for the 1998 period.

        The Company realized pro forma net income of $269,223, or $.09 per share (diluted), for second quarter 1997 compared to net income of $32,565, or $.01 per share (diluted) for second quarter 1998. Net income declined in 1998 for the three and six month periods primarily due to significant increases in administrative, sales and marketing, and product development expenses related to the development and enhancement of ItemQuest and ItemWeb, and the focus of marketing efforts on those products.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital increased $1,672,625 from $9,014,310 as of December 31, 1997 to $10,686,935 as of June 30, 1998. This increase principally reflects proceeds received from the Company's private equity placement in January 1998. In the six months ended June 30, 1997, the Company had cash provided from operations of $1,159,847 as compared to cash provided from operations of $255,633 in the six months ended June 30, 1998. In the six months ended June 30, 1998, the Company used net cash in investing activities of $1,330,184 as compared to $529,136 in the six months ended June 30, 1997. Cash used in investing activities for the six months ended June 30, 1998 resulted from an increase in short-term investments of $1,046,915 and acquisition of fixed assets totaling $283,269. Cash provided by financing activities of $1,566,136 in the six months ended June 30, 1998 resulted primarily from proceeds received from the Company's private equity placement in first quarter 1998. Cash provided by financing activities for the six months ended June 30, 1997 totaled $7,555,360 primarily as a result of the Company's initial public offering in second quarter 1997.

        The Company's management anticipates that it will have adequate cash to fund operations for at least the next twelve months, although there can be no assurance that such funds will be adequate to fully implement the Company's long term expansion plans.


PRIVATE PLACEMENT

        On February 2, 1998, Thybo New Ventures Limited, an affiliate of IHS Group, Inc. ("IHS") of Denver, Colorado, purchased 300,000 shares of the Company's Common Stock. No commissions or finders fees were payable. The gross proceeds from the transaction were $2,850,000, or $9.50 per share. For accounting purposes, based on a valuation performed as of the date of issuance, the Company determined that the fair market value of the unregistered, non-voting restricted stock was $5.67 per share, with resultant par value and paid in capital of $1,674,498, net of closing costs. The purchaser obtained certain limited registration rights with respect to a portion of these shares. Emil Dahan, CEO of the Company, received exclusive voting rights with respect to such shares for a two-year period. The 300,000 shares represent approximately 8.4% of the outstanding stock of the Company.

        The balance of the proceeds ($1,149,000) was treated as deferred services revenue related to the Strategic Business Alliance entered into with IHS on January 23, 1998. $574,500 of the services revenue was recognized in first quarter 1998, and the remaining $574,500 of services revenue was recognized in second quarter 1998.

YEAR 2000 COMPLIANCE

        The latest versions of the Company's products are designed to be Year 2000 compliant. Regardless of whether the Company's products are Year 2000 compliant, there can be no assurance that customers will not assert Year 2000 related claims against the Company.

        The Company believes that Year 2000 issues may affect the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products. Additionally, Year 2000 issues could cause a significant number of companies, including current Company customers and prospects, to reevaluate their current software needs, and as result switch to alternative systems and suppliers. Any of the foregoing could result in a material adverse impact on the Company's business, operating results and financial condition.


RECENT ACCOUNTING PRONOUNCEMENTS

        On January 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition, issued by the Accounting Standards Executive Committee, and Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, issued by the Financial Accounting Standards Board. The Company continues to evaluate the requirements of Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, which does not apply to interim periods in the year of adoption.



                          PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings:

          The only pending litigation to which the Company is a party is litigation between the Company and Aspect Development, Inc. and CADIS, Inc., discussed in Part II, Item 1 of the Company's Form 10-QSB for the quarter ended March 31, 1998.


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

          Date Offering Commenced:  April 30, 1997

          Unsold Securities: Underwriter's option to purchase 168,750 shares for over-allotment was not exercised

          Managing Underwriter:  H.J. Meyers & Co., Inc.

          Title of Securities:
                    Common stock, par value $0.001 per share
                    Warrant to purchase common stock
                    Common stock issuable upon exercise of warrant



Securities sold:
         Title:                                     Common stock
         Amount registered:                            1,293,750
         Aggregate price registered:                 $12,290,625
         Amount sold:                                  1,125,000
         Aggregate sold:                             $10,687,500

Expenses:
         Underwriting discounts and commissions:     $   961,875
         Expenses paid to underwriters:                  226,862
         Other expenses:                                 211,700

         Total expenses                              $ 1,400,437

         Net Offering proceeds:                      $ 9,287,063

Use of proceeds to date:
         Construction of facilities:                 $   121,409
         Purchase of equipment:                          535,110
         Repayment of indebtedness:                    1,134,795
         Marketing and sales                           1,440,000
         Working capital                               6,055,749

         Net Offering proceeds                       $ 9,287,063

There were no direct or indirect payments to directors or officers of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; or to affiliates of the issuer.


(b)  February 2, 1998 Private Placement

Date of Offering:    February 2, 1998

Title of Securities:  Common stock, par value $0.001 per share

Securities sold:
         Amount sold:             300,000
         Aggregate  Proceeds:     $2,850,000

Expenses:
         Underwriting discounts and commissions:  None
         Expenses paid to underwriters:           None
         Other expenses:                          $26,502

         Total expenses:                          $26,502

         Net Offering proceeds:                   $2,823,498

Use of proceeds to date:
        Construction of facilities:      $0
        Purchase of equipment:           $0
        Repayment of indebtedness:       $0
        Marketing and sales:             $0
        Working capital:                 $2,823,498

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


August 14, 1998