Form 10QSB
period 1998-09-30
INTERNATIONAL COMPUTEX INC
filed 1998-11-12
CIK 1030681

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
  [ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

As of November 10, 1998, there were 3,577,380 shares of common stock, $0.001 par value, outstanding.


Transitional Small Business Disclosure Format
(Check one):
Yes  [   ]   No [ x ]

                         INTERNATIONAL COMPUTEX, INC.
                                  FORM 10-QSB
                                     INDEX


PART I.  Financial Information

         Item 1. Financial Statements  (Unaudited)

                 Balance Sheets
                 December 31, 1997 and September 30, 1998

                 Statements of Operations
                 Three Months and Nine Months Ended September 30, 1997 and September 30, 1998

                 Statements of Cash Flows
                 Nine Months Ended September 30, 1997 and September 30, 1998

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

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         INTERNATIONAL COMPUTEX, INC.
                                BALANCE SHEETS
                                  (UNAUDITED)

                                                       December 31,   September 30,
                                                           1997           1998
                                                       ------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                             $ 6,943,351    $ 6,661,529
  Accounts receivable, net                                1,146,483        806,548
  Investments available for sale                          1,046,562      2,093,677
  Prepaid expenses                                          197,956        198,380
                                                        -----------    -----------
  Total current assets                                    9,334,352      9,760,134

Property and equipment, net                                 548,209        766,344
Software development costs, net                             422,333        288,935
Other assets                                                 10,305          9,055
                                                        -----------    -----------
                                                        $10,315,199    $10,824,468
                                                        ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $    76,077    $    77,847
  Deferred revenue                                          117,187         67,668
  S Corporation distribution payable                        123,003              0
  Current portion of long-term debt                           3,775          3,200
                                                        -----------    -----------
  Total current liabilities                                 320,042        148,715

Long-term liabilities:
  Long-term debt, net of current portion                     14,834         12,817
  Deferred income taxes                                      45,202         45,202
                                                        -----------    -----------
                                                             60,036         58,019

  Total liabilities                                         380,078        206,734
                                                        -----------    -----------
Stockholders' equity:
  Common stock, $.001 par value,
    20,000,000 shares authorized;
    3,250,690 and 3,577,380 shares issued and
    outstanding at December 31, 1997 and
    September 30, 1998, respectively                          3,251          3,577
  Additional paid in capital                              9,530,283     11,222,140
  Retained earnings (accumulated deficit)                   401,587       (607,983)
                                                        -----------    -----------
  Total stockholders' equity                              9,935,121     10,617,734
                                                        -----------    -----------
                                                        $10,315,199    $10,824,468
                                                        ===========    ===========

See accompanying notes to financial statements.

                         INTERNATIONAL COMPUTEX, INC.
                             STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                    Three Months ended September 30,      Nine Months ended September 30,
                                                        1997               1998               1997               1998
Revenues
  Services and other [Note 6]                        $1,309,454         $  688,484        $ 3,956,645         $3,376,229
  Software                                                    0             16,250            223,000            493,201
                                                     ----------         ----------         ----------         ----------
Total revenues                                        1,309,454            704,734          4,179,645          3,869,430
                                                     ----------         ----------         ----------         ----------
Operating expenses
  Direct costs  services                                365,720            411,865          1,049,078          1,530,349
  Direct costs - software                                35,600             44,466             62,000            133,398
  Selling and marketing                                 152,600            595,463            393,424          1,459,982
  General and administrative                            266,346            513,720            597,274          1,329,717
  Depreciation                                           25,500             43,964             58,800            122,184
  Research and development                              172,673            353,639            172,673            651,287

Non-cash charge for compensation                              0                  0            442,382                  0
                                                     ----------         ----------         ----------         ----------
Total operating expenses                              1,018,439          1,963,117          2,775,631          5,226,917
                                                     ----------         ----------         ----------         ----------
Income (loss) from operations                           291,015         (1,258,383)         1,404,014         (1,357,487)
                                                     ----------         ----------         ----------         ----------
Other income (expense)
  Investment income                                      89,229             92,850            157,588            349,384
  Interest expense                                         (935)            (1,467)          (473,260)            (1,467)
                                                     ----------         ----------         ----------         ----------
    Total other income (expense)                         88,294             91,383           (315,672)           347,917
                                                     ----------         ----------         ----------         ----------

    Income (loss) before income taxes                   379,309         (1,167,000)         1,088,342         (1,009,570)

Provision for income taxes   [Note 2]                   136,213            (59,352)           181,213                  0
                                                     ----------         ----------         ----------         ----------
    Net income (loss)                                   243,096         (1,107,648)           907,129         (1,009,570)
                                                     ==========         ==========         ==========         ==========
Pro forma provision
  for income taxes [Note 2]                                   0                  0            222,306                  0
                                                     ----------         ----------         ----------         ----------
 Pro forma net income (loss)                         $  243,096        $(1,107,648)        $  684,823        $(1,009,570)
                                                     ==========        ===========         ==========        ===========
Earnings (loss) per share
 (Pro forma for nine months
 ended September 30, 1997):
   Basic                                             $      .07        $      (.31)        $      .25        $      (.29)
   Diluted *                                         $      .07        $      (.31)        $      .23        $      (.29)
                                                     ==========        ===========         ==========        ===========
Weighted average common and
common equivalent shares outstanding:
   Basic:                                             3,250,000          3,577,380          2,750,000          3,532,064
   Diluted: *                                         3,480,245          3,577,380          2,980,245          3,532,064
                                                     ==========        ===========         ==========        ===========

* Diluted weighted average common shares outstanding are not included in 1998 calculations due to the anti-dilution of the net losses for the three and nine month periods.

See accompanying notes to financial statements.

                         INTERNATIONAL COMPUTEX, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Nine months ended September 30,
                                                                                     1997               1998
                                                                                 -----------        -----------
Cash flows from operating activities
  Net Income (loss)                                                              $   907,129        $(1,009,570)
                                                                                 -----------        -----------
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
    Depreciation and amortization                                                    120,800            255,582
    Provision for bad debt                                                                 0             60,000
    Non-cash charge: options                                                         442,382                  0
    Non-cash charge: warrants                                                        319,241                  0
    Changes in assets and liabilities
      [Increase] decrease in accounts receivable                                    (719,260)           279,935
      Increase in prepaid expenses                                                   (69,690)              (424)
      [Increase] decrease in other assets                                               (189)             1,250
      Increase in accounts payable                                                   182,502              1,195
      Increase [decrease] in deferred revenue                                         17,188            (49,519)
                                                                                 -----------        -----------
          Total adjustments                                                          292,974            548,019
                                                                                 -----------        -----------

          Net cash provided by [used in] operating activities                      1,200,103           (461,551)
                                                                                 -----------        -----------
Cash flows from investing activities
  Acquisition of property and equipment                                             (420,904)          (340,319)
  Software development costs capitalized                                            (280,615)                 0
  Increase in investments                                                                  0         (1,047,115)
                                                                                 -----------        -----------
          Net cash used in investing activities                                     (701,519)        (1,387,434)
                                                                                 -----------        -----------
Cash flows from financing activities
  Principal payments on long-term debt                                                (2,993)            (2,017)
  Stockholder distributions paid                                                  (2,316,124)          (123,003)
  Initial public offering proceeds, net                                            9,287,063                  0
  Proceeds from private placement, net                                                     0          1,674,498
  Proceeds from exercise of options                                                        0             17,685
                                                                                 -----------        -----------
          Net cash provided by financing activities                                6,967,946          1,567,163
                                                                                 -----------        -----------

Net increase [decrease] in cash                                                    7,466,530           (281,822)
Cash and cash equivalents, beginning of period                                       119,750          6,943,351
                                                                                 -----------        -----------
Cash and cash equivalents, end of period                                         $ 7,586,280        $ 6,661,529
                                                                                 ===========        ===========

See accompanying notes to financial statements.

                         INTERNATIONAL COMPUTEX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared by International CompuTex, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB. The financial information included herein is unaudited; however, the information reflects all adjustments that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

  Comprehensive Income

  On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, issued by the Financial Accounting Standards Board ("FASB") in June 1997, effective for the fiscal years beginning after December 15, 1997. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The implementation of this statement has had no impact on the Company's unaudited condensed financial statements.

  Other

  The Company continues to evaluate the requirements of Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, issued by the FASB in June 1997, effective for fiscal years beginning after December 15, 1997. The provisions of this standard do not apply to interim periods in the year of adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited financial statements and the related notes as of and for the three and nine months ended September 30, 1998 included elsewhere herein and Management's Discussion and Analysis included as part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

  Throughout its history, ICI has provided a wide variety of services to IBM, including product development and, on a subcontract basis, customer installation, implementation and customization services relating to IBM's PDM product, ProductManager. Through December 1997, ICI derived the great majority of its revenues from consulting and implementation services rendered directly to IBM or as a subcontractor to IBM customers. In 1998, revenues from IBM have declined to 13% of total revenues for the three months ended September 30, 1998 and 20% of revenues for the nine months ended September 30, 1998.

  Beginning in 1995, the Company has developed ItemQuest, an object-oriented CSM solution, that allows users in design engineering and procurement to search, select and re-use product data design and manufacturing information based on engineering and manufacturing attributes. ItemQuest, which has the flexibility to be integrated into existing software or to operate as a stand-alone system, provides economic and strategic benefits to discrete manufacturing companies by improving design, productivity, rationalization of parts, and the implementation of strategic supplier relationships. It enables manufacturers to reduce design and development costs, increase procurement efficiencies, and shorten new products time to market. Management believes that the basis for the Company's next stage of growth will be the further development, delivery, support and evolution of ItemQuest. The Company is continuing to make the transition from a services oriented business to a solutions oriented business combining products and services. To be successful with ItemQuest, the Company plans over the next six to twelve months to invest approximately $4 million of the total $9.3 million proceeds of its initial public offering to continue to develop and implement a strategy for distribution, customer service, maintenance, pricing, marketing and sales, in addition to the approximately $3.6 million invested since the Company's initial public offering.

  ICI began development work on ItemQuest in April 1995. In the last quarter of 1996, the Company began generating ItemQuest revenues from four customers in a "controlled availability program". The product became generally available in April 1997, but was not actively marketed. The ProductManager/ItemQuest Integration ("PM/IQ") became generally available in July 1997. The Company's ItemWeb product, part of the ItemQuest product suite, is currently under development. Using the same architecture as ItemQuest (which "pulls" components data), ItemWeb will allow a manufacturer to "push" internal parts and component data to its customers by a secured Web client search interface schema. Management anticipates that, beginning in 1999, there will be a gradual increase in revenues generated by ItemQuest license fees as well as implementation and customization services revenues from ItemQuest customers. There can be no assurance, however, that the efforts to develop, implement and market ItemQuest
will be successful or profitable.   Furthermore, even if the development and
marketing of ItemQuest is successful, there can be no assurance as to when, if ever, ItemQuest results will represent a substantial portion of the Company's revenues or net income.

RESULTS OF OPERATIONS

REVENUES

  Revenues decreased $310,215, or 7%, from $4,179,645 for the nine months ended September 30, 1997 to $3,869,430 for the same period in 1998. Software revenue increased $270,201, or 121%, from $223,000 in 1997 to $493,201 in 1998 due primarily to the increased marketing and development efforts begun by the Company in late 1997, as part of the transition to a software solutions-based company. Services and other revenue decreased $580,416, or 15%, from $3,956,645 in the nine months ended September 30, 1997 to $3,376,229 in 1998 as the Company continued to de-emphasize PDM services as part of its revenue mix.

  Revenues decreased $604,720, or 46%, from $1,309,454 for the three months ended September 30, 1997 to $704,734 for the same period in 1998, reflecting substantial decreases in the Company's PDM services revenues. Software revenue was $16,250 in third quarter 1998 compared to no revenues in third quarter 1997. Services and other revenue decreased $620,970, or 47%, from $1,309,454 in third quarter 1997 to $688,484 in third quarter 1998. The relative levels of software revenues and services and other revenue for the third quarter can be attributed to the same factors as discussed above for the nine-month periods.

  One-time revenues in the amount of $1,149,000, or 34% of the services and other revenue for the nine months ended September 30, 1998, were related to services performed under the Strategic Business Alliance entered into with IHS Group, Inc. (IHS) of Denver, Colorado, in January 1998, arising from the investment by Thybo New Ventures Limited, an affiliate of IHS, in common stock of the Company in February 1998. The revenue was recognized using the percentage of completion method with $574,500 recognized for each of the first and second quarters of 1998. The Thybo/IHS revenue offset a decline in PDM services revenue of approximately $1,900,000 for the nine months ended September 30, 1998 compared to prior year amounts. This decline in PDM services revenue was part of the Company's planned transition from a PDM services oriented business.

  Revenue consists primarily of consulting services, licensing fees, and post contract customer support. The Company accounts for such revenue in accordance with the AICPA Statement of Position 97-2, Software Revenue Recognition.
Revenue from the license of software is recognized after shipment of the product and fulfillment of acceptance terms, provided collection of the resulting receivable is deemed probable. Services revenue is recognized when services are provided. Support revenue is recognized ratably over the life of the contract from the effective date. Deferred revenue represents payments received from customers or billings invoiced to customers for software and services billed in advance of revenue recognition.

DIRECT COSTS

  Direct costs for services consisting of payroll-related expenses increased $481,271, or 46%, from $1,049,078, or 27% of services and other revenues, for the nine months ended September 30, 1997 to $1,530,349, or 45% of services and other revenues, for the nine months ended September 30, 1998. Direct costs were lower as a percentage of revenues in 1997 because of certain fixed bid contracts which resulted in higher than normal margins. Direct costs for software revenues in the nine months ended September 30,1997 were $62,000, or 28% of software revenues, compared to $133,398, or 27% of software revenues, in the nine months ended September 30, 1998, an increase of 115%. These expenses were comprised of amortization of software development costs, which began in second quarter 1997 when the Company's ItemQuest software product became generally available.

  Direct costs for services consisting of payroll-related expenses increased $46,145, or 13%, from $365,720, or 28% of services and other revenues, in third quarter 1997, to $411,865, or 60% of services and other revenues, in third quarter 1998. As in the nine-month periods, direct costs were lower as a percentage of revenues in 1997 because of certain fixed bid contracts which resulted in higher than normal margins. Direct costs for software revenues in third quarter 1997 were $35,600 compared to $44,466 in third quarter 1998, comprised of amortization of software development costs.

SELLING AND MARKETING

  Selling and marketing expenses increased $1,066,558, or 271%, from $393,424, or 9% of total revenues, in the nine months ended September 30, 1997 to $1,459,982, or 38% of total revenues, in the nine months ended September 30, 1998. Payroll-related selling and marketing expenses increased $596,055, or 298%, from $200,064 in 1997 to $796,119 in 1998 as a result of increased sales, marketing, and sales management personnel. Other selling and marketing expenses, including marketing, travel, trade shows and collateral materials, increased $470,503, or 243%, from $193,360 in 1997 to $663,863 in 1998 as the
Company continued the planned implementation of its marketing program related to ItemQuest.

  Selling and marketing expenses increased $442,863, or 290%, from $152,600, or 12% of total revenues, in third quarter 1997 to $595,463, or 84% of revenues, in third quarter 1998. Payroll-related selling and marketing expenses increased $252,646, or 362%, from $69,853 in third quarter 1997 to $322,499 in third quarter 1998 as a result of increased sales, marketing, and sales management personnel. Other selling and marketing expenses, including marketing, travel, trade shows, and collateral materials, increased $190,217, or 230%, from $82,747 in third quarter 1997 to $272,964 in third quarter 1998 as the Company continued the planned implementation of its marketing program related to ItemQuest.

GENERAL AND ADMINISTRATIVE

  General and administrative expenses were $597,274, or 14% of revenues, for the nine months ended September 30, 1997, compared to $1,329,717, or 34% of revenues, for the nine months ended September 30, 1998, an increase of $732,443, or 123%. Payroll-related expenses increased $56,852, or 27%, from $208,368 in 1997 to $265,220 in 1998 as administrative personnel were added to accommodate the anticipated increase in the Company's revenues and assets and the additional demands related to being a public company. Other general and administrative expenses increased $675,591, or 174%, from $388,906 in the nine months ended 1997 to $1,064,497 in the nine months ended September 30, 1998. The largest increases were in legal and accounting expenses, primarily due to the legal proceedings between the Company and Aspect Development, Inc. and CADIS, Inc. (see Part II, Item 1 "Legal Proceedings"), insurance expenses, primarily due to directors' and officers' insurance made necessary by the Company's initial public offering, and rent, due to the Company's move to new, larger office facilities in Charlotte in June 1997 and expanding its Atlanta location in June 1997.

  General and administrative expenses were $266,346, or 20% of revenues, in third quarter 1997 compared to $513,720, or 73% of revenues, in third quarter 1998, an increase of $247,374, or 93%. Payroll-related expenses increased $1,738, or 2%, from $81,020 in the 1997 period to $82,758 in the 1998 period.
Other general and administrative expenses increased $245,636, or 133%, from $185,326 in 1997 to $430,962 in 1998. The same factors affecting the nine-month period expenses accounted for the increases in third quarter expenses.

DEPRECIATION

  Depreciation increased $63,384, or 108%, from $58,800, or 1% of revenues, in the nine months ended September 30, 1997 to 122,184, or 3% of revenues, in the nine months ended September 30, 1998. Depreciation increased $18,864, or 72%, from $25,500, or 2% of revenues, in third quarter 1997 to $43,964, or 6% of revenues, in third quarter 1998. The contributing factor for these increases was additional fixed assets purchases in 1998 versus 1997.

RESEARCH AND DEVELOPMENT

  The Company expended $453,288, or 11% of total revenues, for research and development in the nine months ended September 30, 1997, compared to $651,287, or 17% of revenues, in the nine months ended September 30, 1998, an increase of $197,999, or 44%. Of the amounts expended, $280,615 was capitalized in 1997, and the entire $651,287 was expensed in 1998. The Company began expensing research and development expenditures in July 1997, after the Company's ItemQuest product became generally available.

  The Company expended $172,673, or 13% of total revenues, for research and development in third quarter 1997 compared to $353,639 or 50% of revenues, for third quarter 1998, an increase of $180,966, or 105%. The entire amounts expended were expensed in both 1997 and 1998 as the Company began expensing research and development expenditures in July 1997, after general availability of the Company's products.

OTHER INCOME (EXPENSE)

  Other income (expense) net changed from $315,672 (net interest expense) related to the Company's Senior Debentures in the nine months ended September 30, 1997 to $347,917 (investment income) in 1998. This change was the net result of the Company paying off the Senior Debentures in May 1997, and earning investment income on the Company's cash and investments accounts resulting from proceeds of the Company's initial public offering in April 1997 and private placement in January 1998. Included in the 1997 interest expense amounts was a non-recurring non-cash charge of $319,241 (nine-month period) that was a result of warrants issued by the Company's original stockholders in connection with the Senior Debentures. The Company determined that the warrants had a fair market value of $2.72 per warrant or an aggregate of $319,241 based upon 117,368 warrants granted. As a result of the Company's initial public offering, the Senior Debentures were prepaid in May 1997, and the balance of the non-cash charge ($297,071) was recognized in second quarter 1997. This value ascribed to the warrants was deemed to be a contribution to capital by the original stockholders of the Company and treated as additional interest paid to the holders of the Senior Debentures. An additional non-recurring charge to interest expense of $132,650 was recognized in the nine months ended September 30, 1997 related to financing costs, primarily underwriting expenses, recognized when the Senior Debentures were prepaid. Other income, comprised of investment income from the Company's cash and short-term investments, was $88,294 in third quarter 1997 compared to $91,383 in third quarter in 1998, an increase of 3%.

PROVISION FOR INCOME TAXES

  Prior to its initial public offering, the Company had elected to be treated as an S Corporation pursuant to the Internal Revenue Code for federal and state income tax purposes. The income of an S Corporation is taxable to the individual stockholders and is distributable to the stockholders without any further tax consequences. The stockholders revoked the S Corporation status on April 30, 1997 immediately prior to the closing of the Company's initial public offering, and the Company became taxable as a C Corporation from that date forward. A pro forma provision for income taxes has been presented for January through April 1997, which represents income taxes that would have been provided had the Company operated as a C Corporation throughout its history. An effective income tax rate of 37.7% has been used for 1997 for financial statement purposes both before and after the S Corporation termination. The 1998 results are actual because the Company was a C Corporation during the period.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

  The Company realized pro forma net income of $684,823, or $.23 per share (diluted), for the nine months ended September 30, 1997 compared to a net loss of $1,009,570, or $.29 per share for the 1998 period.

  The Company realized net income of $243,096, or $.07 per share (diluted), for third quarter 1997 compared to a net loss of $1,107,648, or $.31 per share for
third quarter 1998.   Net income declined in 1998 for the three and nine month
periods primarily due to significant increases in administrative, sales and marketing, and product development expenses related to the development and enhancement of ItemQuest and ItemWeb, and the focus of marketing efforts on those products combined with the substantial decrease in service revenues and the lack of software license revenues.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital increased $597,109 from $9,014,310 as of December 31, 1997 to $9,611,419 as of September 30, 1998. This increase principally reflects proceeds received from the Company's private equity placement in January 1998 offset by cash used in operations in third quarter 1998. In the nine months ended September 30, 1998, the Company used net cash in operations of $461,551 as compared to cash provided from operations of $1,200,103 in the nine months ended September 30, 1997. In the nine months ended September 30, 1998, the Company used net cash in investing activities of $1,387,434 as compared to $701,519 in the nine months ended September 30, 1997. Cash used in investing activities for the nine months ended September 30, 1998 resulted from an increase in short-term investments of $1,047,115 and acquisition of fixed assets totaling $340,319. Cash provided by financing activities of $1,567,163 in the nine months ended September 30, 1998 resulted primarily from proceeds received from the Company's private equity placement in first quarter 1998. Cash provided by financing activities for the nine months ended September 30, 1997 totaled $6,967,946 primarily as a result of the Company's initial public offering in third quarter 1997.

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

YEAR 2000 COMPLIANCE

  The Company may experience future uncertainties regarding year 2000 compliance of its products. The Company has designed all of its product offerings to be year 2000 compliant and continues to monitor and update its product offerings for year 2000 compliance. Such costs are included in net research and development expenses. There can be no assurances, however, that the Company's currently compliant products do not contain undetected problems associated with year 2000 compliance. Such problems may result in litigation and/or increased expenses negatively affecting future operating results.

  The Company recognizes the significance of the year 2000 problem as it relates to its internal systems and understands that the impact extends beyond traditional hardware and software to automated facility systems and third parties. The Company is creating an overall plan intended to make its internal financial and administrative systems year 2000 ready by June 1999. With regard to facility related systems (phone, voicemail, security systems, etc.), the Company plans to conduct assessment audits and send questionnaires to vendors and service providers to confirm year 2000 readiness. The Company expects to substantially complete year 2000 readiness preparations by June 1999 and to continue comprehensive testing through calendar 1999. The total cost of preparing internal systems to be year 2000 compliant is not expected to be material to the Company's operations, liquidity or capital resources. Total expenditures related to internal systems year 2000 readiness, excluding personnel costs of existing staff, is expected to be less than $50,000 and to be incurred in 1998 and 1999. However, there can be no assurances that the Company will not experience significant unanticipated negative performance and/or flaws in the technology used in its internal systems. The Company plans to complete its contingency plan for potential hardware and software failures by March 1999.

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

         Date Offering Commenced:  April 30, 1997

         Unsold Securities: Underwriter's option to purchase 168,750 shares for over-allotment was not exercised

         Managing Underwriter:  H.J. Meyers & Co., Inc.

         Title of Securities:
           Common stock, par value $0.001 per share
           Warrant to purchase common stock
           Common stock issuable upon exercise of warrant

         Securities sold:
           Title:                              Common stock
           Amount registered:                    1,293,750
           Aggregate price registered:         $12,290,625
           Amount sold:                          1,125,000
           Aggregate sold:                     $10,687,500

         Expenses:
           Underwriting discounts and commissions:     $   961,875
           Expenses paid to underwriters:                  226,862
           Other expenses:                                 211,700

           Total expenses                              $ 1,400,437

           Net Offering proceeds:                      $ 9,287,063

           Use of proceeds to date:
           Construction of facilities:                 $   121,409
           Purchase of equipment:                          535,110
           Repayment of indebtedness:                    1,134,795
           Marketing and sales                           1,740,000
           Working capital                               5,755,749

           Net Offering proceeds                       $ 9,287,063

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

Item 3.  Defaults Upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:

         The Company's Annual Meeting was held on April 21, 1998. At that meeting, in addition to the election of its directors, the shareholders voted upon a proposed amendment to the 1996 Stock Option Plan to increase the base number of shares of Common Stock authorized for issuance under that plan from 500,000 shares to 900,000 shares, as described in the Proxy Statement for the Annual Meeting. The results of the vote were as follows: 2,267,045 votes "for"; 25,724 "against"; and 2,500 votes "abstaining". This information was inadvertently omitted from the Form 10-QSB for the three-month period ended June 30, 1998.

Item 5.  Other Information:  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              11.1 Computation of Earnings Per Share
              27.1  Financial Data Schedule

         (b)  Reports on Form 8-K:    None

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


                                       INTERNATIONAL COMPUTEX, INC.


                                       By: /s/ Haim E. Dahan
                                           -----------------

                                           Haim E. Dahan

                                           Chief Executive Officer
                                           (Principal Executive Officer)



                                       By: /s/ Ralph E. Walter
                                           -------------------

                                           Ralph E. Walter

                                           Chief Financial Officer
                                           (Principal Financial Officer)


November 12, 1998